Form 10-Q
period 2025-09-30
FAST CASUAL CONCEPTS, INC.
filed 2025-11-14
CIK 1807689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 for the quarterly period ended September 30, 2025

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 for the transition period from ____________ to ____________.

Commission file number:  000-54457

FAST CASUAL CONCEPTS, INC.

(Exact name of registrant as specified in its charter)

Wyoming	83-4100110
(State of incorporation)	(IRS Employer Identification No.)

141 Amsterdam Rd. Grove City, PA 16127
(Address of principal executive offices) (Zip Code)

(727) 692-3348
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered	Ticker symbol
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer”, "accelerated filer,” "smaller reporting company” and "emerging growth company” in rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

As of November 14, 2025, there were 26,124,754 issued and outstanding shares of common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FAST CASUAL CONCEPTS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2025	December 31, 2024

ASSETS
CURRENT ASSETS
Cash	$7,265	$247
Accounts receivable	9,300	—
Prepaid expenses	2,500	495
Total current assets	19,065	742

OTHER NON-CURRENT ASSETS
Assets from discontinued operations	—	130,236
TOTAL ASSETS	$19,065	$130,978

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$12,611	$12,356
Notes payable, related party	19,481	17,329
Liabilities from discontinued operations	—	45,418
Total current liabilities	32,092	75,103

OTHER NON-CURRENT LIABILITIES
Notes payable, related party	101,000	62,000
SBA EID Loan 2020	114,484	114,400
Liabilities from discontinued operations	—	41,086
Total non-current liabilities	215,484	217,486
TOTAL LIABILITIES	247,576	292,589

STOCKHOLDERS' DEFICIT
Preferred stock; $0.001 par value, 10,000,000,000 and 10,000,000,000 shares authorized and 10,000,000,000 and 10,000,000,000 shares issued and outstanding	10,000	10,000
Common stock; $0.001 par value, 750,000,000 and 750,000,000 shares authorized and 26,124,754 and 26,112,754 shares issued and outstanding	26,125	26,113
Common stock subscribed	—	—
Additional paid-in capital	1,856,254	1,850,266
Accumulated deficit	(2,120,890)	(2,047,990)
Total stockholders' deficit	(228,511)	(161,611)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$19,065	$130,978

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FAST CASUAL CONCEPTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Ninee Months Ended September 30,		For the Three Months Ended September 30,
	2025	2024	2025	2024
REVENUES
Sales – Digital marketing	$44,600	$—	$26,100	$—

OPERATING EXPENSES
Contract labor	11,844	—	7,444	—
Professional fees	9,942	6,168	5,655	1,773
General and administrative	27,434	23,763	12,597	7,064
Total operating expenses	49,220	29,931	25,696	8,837
Operating Loss	(4,620)	(29,931)	404	(8,837)
OTHER INCOME (EXPENSES)
Gain (loss) on disposal of subsidiary	(6,146)	—	1,853	—
Other income (expenses)	(3,295)	(1,776)	(1,168)	(116)
Total other income (expenses)	(9,441)	(1,776)	685	(116)
Net income (loss) from continuing operations	$(14,061)	$(31,707)	$1,089	$(8,953)

Net income (loss) from discontinued operations	(58,839)	2,037	—	1,833
Net income (loss)	$(72,900)	$(29,670)	$1,089	$(7,120)

Basic net income (loss) per common share
Continuing operations	$(0.00)	$(0.00)	$0.00	$(0.00)
Discontinued operations	$(0.00)	$(0.00)	$0.00	$(0.00)
Basic net income (loss) per common share	$(0.00)	$(0.00)	$0.00	$(0.00)
Basic weighted average common shares outstanding	26,118,864	26,112,754	26,124,754	26,112,754
Diluted net income (loss) per common share
Continuing operations	$(0.00)	$(0.00)	$0.00	$(0.00)
Discontinued operations	$(0.00)	$(0.00)	$0.00	$(0.00)
Fully diluted net income (loss) per common share	$(0.00)	$(0.00)	$0.00	$(0.00)
Fully diluted weighted average common shares outstanding	26,118,864	26,112,754	26,124,754	26,112,754

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FAST CASUAL CONCEPTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	10,000,000	$10,000	26,112,754	$26,113	$1,850,266	$(2,047,990)	$(161,611)

Common stock issued for cash	—	—	12,000	12	5,988	—	6,000

Net loss for nine months ended September 30, 2025	—	—	—	—	—	(72,900)	(72,900)
Balance, September 30, 2025	10,000,000	$10,000	26,124,754	$26,125	$1,856,254	$(2,120,890)	$(228,511)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, June 30, 2025	10,000,000	$10,000	26,124,754	$26,125	$1,856,254	$(2,121,979)	$(229,600)

Net income for three months ended September 30, 2025	—	—	—	—	—	1,089	1,089
Balance, September 30, 2025	10,000,000	$10,000	26,124,754	$26,125	$1,856,254	$(2,120,890)	$(228,511)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
December 31, 2023	10,000,000	$10,000	26,112,754	$26,113	$1,850,266	$(2,118,177)	$(231,798)

Net loss for nine months ended September 30, 2024	—	—	—	—	—	(29,670)	(29,670)
Balance, September 30, 2024	10,000,000	$10,000	26,112,754	$26,113	$1,850,266	$(2,147,847)	$(261,468)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, June 30, 2024	10,000,000	$10,000	26,112,754	$26,113	$1,850,266	$(2,140,727)	$(254,348)

Net loss for three months ended September 30, 2024	—	—	—	—	—	(7,120)	(7,120)
Balance, September 30, 2024	10,000,000	$10,000	26,112,754	$26,113	$1,850,266	$(2,147,847)	$(261,468)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FAST CASUAL CONCEPTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(72,900)	$(29,670)
Adjustments to reconcile net loss to
cash provided (used) by operating activities:
Loss on disposal of subsidiary	7,999	—
Loss on disposal of assets	—	20,117
Changes in operating assets and liabilities:
Accounts receivable	(9,300)	—
Decrease in accounts receivable from related party	—	3,296
Prepaid assets	(2,005)	(3,465)
Leased assets	34,127	—
Accounts payable and accrued expenses	8,815	10,248
Lease liabilities	(22,500)	—
Net cash (used in)/provided by operating activities	(55,464)	526

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock and shares to be issued for cash	6,000	—
Proceeds from the issuance of notes payable, related party	56,565	31,959
Payments on notes payable, related party	(83)	(61,780)
Payments on notes payable	—	(829)
Net cash provided by (used in) financing activities	62,482	(24,747)

Net change in cash	$7,018	$(30,124)
Cash, beginning of year	$247	$30,742

Cash, end of year	$7,265	$618

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$3,635	$1,776
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The financial statements presented are those of Fast Casual Concepts, Inc. (“Fast Casual”, or the “Company”) and its wholly owned subsidiary, GDS Lumina, Inc. (“GDS”). Fast Casual was originally incorporated on March 23, 2019, under the laws of the State of Pennsylvania (PA). On April 13, 2020, the Company re-domiciled in the state of Wyoming, increasing its authorized number common shares available to be issued to 750,000,000 and effectuating a 10-for-1 forward-split of its common stock. During October 2024, Fast Casual effectuated a 4:1 reverse split of its common stock.

Fast Casual was incorporated to develop, build, operate and franchise casual eating establishments. All restaurant development, building and operations were discontinued on October 1, 2022. The remaining franchising operations were discontinued during 2024 with the shuttering of the last franchised eating establishment. As such, all balances and activity related to the franchising business have been shown as discontinued operations as of and for the nine months ended September 30, 2024 (see Note 7).

GDS was incorporated on September 23, 2025 under the laws of the state of Wyoming to pursue digital marketing. GDS has 100,000 shares of common stock, par value $0.001 per share, available to be issued, all 100,000 shares of common stock are issued to Fast Casual as its parent.

On September 30, 2025, Fast Casual terminated its previous November 2024 acquisition of CK Distribution, LLC (“CK”). CK was incorporated on July 10, 2023 under the laws of the state of Florida to pursue production, market and sale of specialty drink mixes. CK was acquired by Fast Casual during November 2024 as the result of a private party agreement between the respective companies’ majority ownership, whereby, 100% ownership of the CK LLC was transferred to Fast Casual in exchange for a significant shareholder in Fast Casual transferring his personal shares to the former owner of CK. During September 2025, the parties agreed to terminate the agreement with all personal shares being returned and all liabilities of CK assumed by its new owner. As such, all balances and activity related to CK business have been shown as discontinued operations as of and for the nine months ended September 30, 2025 (see Note 7).

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with Fast Casual's most recent audited financial statements as of December 31, 2024. Operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Reclassifications

Long term loan amounts totaling $62,000 to a related party as of December 31, 2024 has been reclassified to long term debt on the face of the unaudited balance sheet to reflect it not being due until December 31, 2026.

Revenue Recognition Policy

Fast Casual recognizes revenue in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Series Codification (“ASC”) 606, Revenue From Contracts With Customers (“ASC 606”), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. ASC 606 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue based on the allocation of the transaction price to each performance obligation as each performance obligation in a contract is satisfied.

Fast Casual recognized revenue from continuing operations from the sale of digital marketing services totaling $44,600 for the nine months ended September 30, 2025. Revenue from discontinued operations is from the specialty drink mix sales revenue of $36,854 and $0, and franchising rights sales of $0 and $20,321, during the nine months ended September 30, 2025 and 2024, respectively (see Note 7).

New Accounting Pronouncements

Fast Casual has implemented all new accounting pronouncements that are in effect and that may impact its financial statements. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Basic and Diluted Loss Per Share

Fast Casual presents both basic and diluted earnings per share (EPS) on the face of the consolidated statements of operations for both continuing and discontinued operations. Basic EPS is computed by dividing net income (loss) from continuing and discontinued operations available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible debt instrument, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There are no outstanding dilutive instruments as of September 30, 2025 or December 31, 2024.

The calculation of basic and diluted net loss per share are as follows:

Basic:	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2025	2024	2025	2024
Basic Net Income (Loss) Per Common Share:
Numerator:
Net income (loss) from continuing operations	$(14,061)	$(31,707)	$1,089	$(8,953)
Net income (loss) from discontinued operations	$(58,839)	$2,037	$—	$1,833
Net loss	$(72,900)	$(29,670)	$1,089	$(7,120)
Denominator:
Basic weighted-average common shares outstanding	26,118,864	26,112,754	26,124,754	26,112,754
Net income (loss) per share from continuing operations	$(0.00)	$(0.00)	$0.00	$(0.00)
Net income (loss) per share from discontinued operations	$(0.00)	$0.00	$—	$0.00
Basic net income per share	$(0.00)	$(0.00)	$0.00	$(0.00)

Diluted:	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2025	2024	2025	2024
Fully Diluted Net Income (Loss) Per Common Share:
Numerator:
Net income (loss) from continuing operations	$(14,061)	$(31,707)	$1,089	$(8,953)
Net income (loss) from discontinued operations	$(58,839)	$2,037	$—	$1,833
Net loss	$(72,900)	$(29,670)	$1,089	$(7,120)
Denominator:
Fully Diluted weighted-average common shares outstanding	26,118,864	26,112,754	26,124,754	26,112,754
Net income (loss) per share from continuing operations	$(0.00)	$(0.00)	$0.00	$(0.00)
Net income (loss) per share from discontinued operations	$(0.00)	$0.00	$—	$0.00
Fully Diluted net income per share	$(0.00)	$(0.00)	$0.00	$(0.00)

NOTE 2 - RELATED PARTY TRANSACTIONS

Advances Payable

During the nine months ended September 30, 2025, an officer and director of Fast Casual loaned the Company $2,481. During the year ended December 31, 2024,the officer and director loaned the Company $17,000. The advances are due on demand, unsecured and do not bare interest. The balance of the advances were $19,481 and $17,000 at September 30, 2025 and December 31, 2024, respectively.

During the nine months ended September 30, 2025, a former officer and director of Fast Casual loaned the Company $15,000, repaid $83 and assumed the remaining $15,246 in a acquisition recission agreement (see Note 7). During the year ended December 31, 2024, the officer and director loaned the Company $329. The balance of the loans were $0 and $329 at September 30, 2025 and December 31, 2024, respectively.

Notes Payable

During November 2024, as a result of the acquisition of CK, the Company entered into a note payable with an officer and director of Fast Casual in the amount of $62,000. The note is unsecured, does not bear interest and is due December 31, 2026. During the nine months ended September 30, 2025, the officer and director loaned another $39,000 under this note. The balance of the loan was $101,000 and $62,000 at September 30, 2025 and December 31, 2024, respectively.

Fast Casual’s notes payable to related parties consist of the following at:

	September 30, 2025	December 31, 2024
Notes payable, interest at 0%, unsecured, due December 31, 2026	$101,000	$62,000
Note payable, no interest, unsecured, due upon demand	19,481	17,000
Note payable, no interest, unsecured, due upon demand	—	329
Total:	120,481	17,329
Less: current portion	$(19,481)	$(17,329)
Long-term notes payable	$101,000	$62,000

NOTE 3 - STOCKHOLDERS’ DEFICIT

During the nine months ended September 30, 2025, Fast Casual issued 12,000 shares of its common stock for cash of $6,000, or $0.50 per share.

NOTE 4 - OPERATING LEASE

During November 2024, the Company entered into a lease agreement for operating and administrative space in Tarpon Springs, Florida. The lease term is two 2 years, calls for an upfront payment of $50,000 and monthly payments of $4,280 beginning January 1, 2025. Fast Casual recorded a right-to-use lease asset and lease liability totaling $135,860 related to the above-described lease. On June 30, 2025, as part of its termination of acquisition of CK, Fast Casual derecognized the net lease assets of $96,109 and liabilities of $64,304, recognizing a loss of $31,805, which is netted with other items in the total net loss on disposal of subsidiary (see Note 7).

NOTE 5 - CARES ACT FUNDING

As part of the Coronavirus Aid, Relief and Economic Security Act, during 2020 through 2021, Fast Casual borrowed a total of $114,400 in Economic Injury Disaster Loans (EIDL). The terms call for interest at 3.75% and installment payments of principal and interest of $577 per month beginning twenty-four months from the date of the original note in 2020. During 2024, the Company was granted partial payment relief through a hardship accommodation plan, temporarily reducing the monthly payment to $58 per month in interest only payments until March 2025. The balance of the EIDL and accrued interest, was $119,924 and $120,632 September 30, 2025 and December 31, 2024, respectively.

A summary of the EIDL payable are as follows:
	September 30, 2025	December 31, 2024
EIDL, interest at 3.75% per annum, due in monthly payments beginning 2021	114,484	114,400
Total:	114,484	114,400
Less: current portion	—	—
Long-term debt, net	$114,484	$114,400

Maturities of the above note payable are as follows at September 30, 2025:

2024	—
2025	—
2026	—
2027	—
2028	—
Thereafter	114,484
Total	$114,484

NOTE 6 - GOING CONCERN

Fast Casual's financial statements are prepared using Generally Accepted Accounting Principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Fast Casual has accumulated losses since its inception and has negative cash flows from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about Fast Casual's ability to continue as a going concern are as follows:

To date, Fast Casual has raised over $1,000,000 and is seeking to raise up to $5,000,000 total through private placements of its common stock. Funds received from the issuance of debt and equity will be used to increase production, marketing and sale of specialty drink mixes and expand brand identity to ultimately achieve profitability.  The continuation of Fast Casual as a going concern is dependent upon its ability to generate profitable operations that produce positive cash flows.  If Fast Casual is not successful, it may be forced to raise additional debt or equity financing.

There can be no assurance that Fast Casual will be able to achieve its business plans, raise any more required capital or secure the financing necessary to achieve its current operating plan.  The ability of Fast Casual to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7 - DISCONTINUED OPERATIONS

CK Distribution

During September 2025, the Company terminated its acquisition of CK from November 2024. The parties agreed to return the privately held common stock shares of Fast Casual and the owner of CK assumed all liabilities and obligations of CK as of September 30, 2025. The historical statement of operations of the specialty beverage business of CK for the nine months ended September 30, 2025 have been presented as discontinued operations in the consolidated financial statements.

Fast Casual recognized a loss on disposal of subsidiary as follows:

Net lease assets and liabilities	$(31,805)
Notes payable, related party	15,246
Accounts payable	8,560
Net loss on disposal of subsidiary	$7,999

Fast Casual Franchising

During 2024, the Company was notified that its only franchisee was ceasing operations at its restaurants. The discontinuation of the restaurants lead the Company to abandon its franchise business and shift its focus on the specialty beverage business as described above. As such, the franchise operations business qualified as discontinued operations as it represented a significant strategic shift of the Company’s operations and financial results. In addition, the operations and cash flows of the franchise operations business can be distinguished, operationally and for financial reporting purposes, from the remaining operations of the Company. The historical statement of operations of the franchise business as of December 31, 2024 and 2023 have been presented as discontinued operations in the consolidated financial statements.

The operating results of the Company’s discontinued operations for the years ended December 31, 2024 and 2023 are as follows:

	For the Nine Months Ended September 30,
	2025	2024
REVENUES
Beverage sales	$36,854	$—
Franchise income	—	22,154
Total revenues	36,854	22,154

COST OF SALES
Beverage product costs	(35,868)	—
GROSS PROFIT – BEVERAGE SALES	986	—

OPERATING EXPENSES
Operating expenses	—	—
General and administrative expenses	50,625	—
Professional fees	9,200	—
Total operating expenses	59,825	—

OTHER EXPENSE
Asset impairment expense	—	(20,117)
Total other expense	—	(20,117)

(Loss) Income from discontinued operations	$(58,839)	$2,037

Total cash provided by operating activities of discontinued operations were $11,927 and $20,117, respectively, for the nine months ended September 30, 2025 and 2024, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new products or developments; future economic conditions, performance or outlook; the outcome of contingencies; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this Quarterly Report on Form 10-Q and are not guarantees of future performance or actual results.

Overview

The financial statements presented are those of Fast Casual Concepts, Inc. (“Fast Casual”, or the “Company”) and its wholly owned subsidiary, GDS Lumina, Inc. (“GDS”). GDS was incorporated on June 23, 2025 under the laws of the state of Wyoming to pursue digital marketing. On June 30, 2025, Fast Casual terminated its previous November 2024 acquisition of CK Distribution, LLC (“CK”).

Fast Casual was incorporated to develop, build, operate and franchise casual eating establishments. All restaurant development, building and operations were discontinued on October 1, 2022. The remaining franchising operations were discontinued during 2024 with the shuttering of the last franchised eating establishment. CK was incorporated on July 10, 2023 under the laws of the state of Florida to pursue production, market and sale of specialty drink mixes. CK was acquired by Fast Casual during November 2024 as the result of a private party agreement between the respective companies’ majority ownership. During June 2025, the parties agreed to terminate the agreement with all personal shares being returned and all liabilities of CK assumed by its new owner. All balances and activity related to the franchising and CK specialty drink mix business have been shown as discontinued operations as of and for the six months ended June 30, 2025 and 2024.

Going Concern

At September 30, 2025, we had $19,065 in total assets, all current, $19,065 in current liabilities and a $2,120,890 accumulated deficit. Our current liquidity resources are not sufficient to fund the anticipated level of operations for at least the next 12 months from the date these consolidated financial statements were issued. As a result, there is substantial doubt regarding the Company’ ability to continue as a going concern.

The ability to continue Fast Casual’s operations depends on its ability to generate and grow revenue and results of operations as well as our ability to access capital markets when necessary to accomplish strategic objectives. We expect to continue to incur losses for the immediate future and will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities. Our future capital requirements for operations will depend on many factors, including the ability to generate revenues and obtain capital.

There is no assurance that we will ever be profitable or that debt or equity financing will be available to us. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern. There is no assurance we will be successful in any of these goals.

Results of Operations

For the Three Months Ended September 30, 2025 and 2024

Revenues

We recognized $26,100 and $0 in revenues during the three months ended September 30, 2025 and 2024, respectively, from providing digital marketing services.

Operating Expenses

Operating expenses were $25,696 during the three months ended September 30, 2025, compared to $8,837 during the three months ended September 30, 2024. Operating expenses consisted of $7,444 and $0 in contract labor related to the delivery of digital marketing services, $12,597 and $7,064 in professional fees and $5,655 and $1,773 in general and administrative expenses during the three months ended September 30, 2025 and 2024, respectively. Increases in contract labor, professional fees, general and administrative expenses are mainly related to the Company’s discontinuation of the beverage distribution business and entry into the digital marketing business.

Other Income and Expenses

Total net other income was $685 during the three months ended September 30, 2025. Other income consisted of $1,853 in gain on disposal of the beverage distribution business and $1,168 in interest expense. During the three months ended September 30, 2024 other expense consisted of $116 in interest expense.

Net Income (Loss) from Continuing Operations

As a result of the above, we recognized net income of $1,089 for the three months ended September 30, 2025 and net loss of $8,953 for the three months ended September 30, 2024.

Net Income (Loss) from Discontinued Operations

Net income from discontinued operations related to franchise operations totaled $0 and $1,833 for the three months ended September 30, 2025 and 2024, respectively.

Net Income (Loss)

As a result of the above, we recognized net income of $1,089 for the three months ended September 30, 2025 and net loss of $7,120 for the three months ended September 30, 2024.

For the Nine Months Ended September 30, 2025 and 2024

Revenues

We recognized $44,600 and $0 in revenues during the nine months ended September 30, 2025 and 2024, respectively, from providing digital marketing services.

Operating Expenses

Operating expenses were $49,220 during the three months ended September 30, 2025, compared to $29,931 during the three months ended September 30, 2024. Operating expenses consisted of $11,844 and $0 in contract labor related to the delivery of digital marketing services, $27,434 and $23,763 in professional fees and $9,942 and $6,168 in general and administrative expenses during the three months ended September 30, 2025 and 2024, respectively. Increases in contract labor, professional fees, general and administrative expenses are mainly related to the Company’s discontinuation of the beverage distribution business and entry into the digital marketing business.

Other Income and Expenses

Total other expenses were $9,441 during the nine months ended September 30, 2025 and consisted of $6,146 in loss on disposal of the beverage distribution business and $3,295 in interest expense. During the nine months ended September 30, 2024 other expense consisted of $1,776 in interest expense.

Net Income (Loss) from Continuing Operations

As a result of the above, we recognized net income of $1,089 for the nine months ended September 30, 2025 and net loss of $7,120 for the nine months ended September 30, 2024.

Net Income (Loss) from Discontinued Operations

Net loss from discontinued operations related to the specialty drink mix business totaled $36,854 and $0 for the nine months ended September 30, 2025 and 2024, respectively, consisting of revenues of $36,854 and $0 and operating expenses of $59,825 and $0.

Net income from discontinued operations related to franchise operations totaled $0 and $2,037 for the nine months September 30, 2025 and 2024, respectively, consisting of revenues of $0 and $22,154 and other expenses of $20,117.

Net Income (Loss)

As a result of the above, we recognized net loss of $72,900 and $29,670 for the nine months ended September 30, 2025 and 2024, respectively.

We anticipate losses from operations will increase during the next twelve months due to anticipated increased payroll expenses as we add necessary staff to continue planned operations and increases in legal and accounting expenses associated with maintaining a reporting company. We expect that we will continue to have net losses from operations for several years until revenues become sufficient to offset operating expenses.

Liquidity and Capital Resources of the Company

Total Assets

Total assets were $19,065 and $130,978 at September 30, 2025 and December 31, 2024, respectively. Total assets consisted of current assets of $19,065 and $742 and non-current assets of $0 and $130,978 at September 30, 2025 and December 31, 2024, respectively.

Current Assets

Current assets as of September 30, 2025 totaled $19,065, consisting of $7,265 in cash, $9,300 in accounts receivable and prepaid assets of $2,500. Current assets as of December 31, 2024 totaled $742, consisting of $247 in cash and prepaid assets of $495.

Non-Current Assets

Non-current assets at September 30, 2025 and December 31, 2024 totaled $0 and $130,978, respectively. The balance at December 31, 2024 consisted of $130,236 in lease assets from discontinued operations.

.

Total Liabilities

Total liabilities were $247,576 and $292,589 at September 30, 2025 and December 31, 2024, respectively. Total liabilities consists of current liabilities of $32,092 and $75,103 and non-current liabilities of $247,576 and $292,589 at September 30, 2025 and December 31, 2024, respectively

Current Liabilities

Current liabilities totaled $32,092 and $75,103 as of as of September 30, 2025 and December 31, 2024, respectively. Current liabilities consisted of accounts payable and accrued expenses totaling $12,611 and $12,356, respectively, notes payable to related parties totaling $19,481 and $17,329, respectively, and lease liability from discontinued operations of $0 and $45,418, respectively.

Non-Current Liabilities

Non-current liabilities totaled $215,484 and $217,486 as of as of September 30, 2025 and December 31, 2024, respectively. Non-current liabilities consisted of notes payable to related parties totaling $101,000 and $62,000, respectively, Notes payable of $114,484 and $114,400, respectively, and a lease liability from discontinued operations of $0 and $41,806, respectively.

Net Cash Used in Operating Activities

During the nine months ended September 30, 2025, our operating activities used net cash of $55,464. Uses of cash during the nine months ended September 30, 2025 are mainly due to the $72,900 in net loss, offset by $9,437 net changes in operating assets and liabilities and $7,999 in non-cash loss on disposal of subsidiary.

During the nine months ended September 30, 2024, our operating activities provided net cash of $526. Uses of cash during the nine months ended September 30, 2024 are mainly due to the $10,079 in net changes in operating assets and liabilities and $20,117 in non-cash loss on disposal of subsidiary, partially offset by $29,670 in net loss.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2025, we received $6,000 from the sale of common stock and $56,565 from notes payable to related parties and repaid $83 in related party advances. We received $31,959 in related party advances during the nine months ended September 30, 2024 and repaid $61,780 in related party advances. We made $829 in payments on notes payable during the none months ended September 30, 2024.

At September 30, 2025 and December 31, 2024, we had a working capital deficit of $13,027 and $74,361, respectively.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the nine months ended September 30, 2025 or 2024.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We continuously evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

We believe the following critical accounting policies are important to the portrayal of our financial condition and results of operations and require our management’s subjective or complex judgment because of the sensitivity of the methods, assumptions and estimates used in the preparation of our financial statements.

Revenue Recognition Policy

Fast Casual recognizes revenue based on the allocation of the transaction price to each performance obligation as each performance obligation in a contract is satisfied. Fast Casual recognized revenue from continuing operations from the sale of digital marketing services totaling $18,500 for the six months ended June 30, 2025. Revenue from discontinued operations from the specialty drink mix were $36,854 and $0, and franchising revenue was $0 and $20,321 during the six months ended June 30, 2025 and 2024, respectively.

Leases

Operating lease liabilities represented the present value of lease payments not yet paid. Operating lease assets represented rights to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, incremental borrowing rates corresponding to the reasonably certain lease term were estimated. If the estimate of our incremental borrowing rate was changed, operating lease assets and liabilities could differ materially.

Long Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Fast Casual evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Should impairment in value be indicated, the carrying value of long-lived assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less cost to sell.

Stock Based Compensation

We record stock-based compensation using the fair value method. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. All transactions with non-employees in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses in prior years for financial-reporting and tax-reporting purposes. Accordingly, for Federal income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax assets.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under are described as follows:

●	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.
●	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
●	Level 3 – Inputs that are unobservable and significant for the asset or liability.

The carrying values of cash and prepaid assets, accounts payable and accrued liabilities, notes payable and notes payable, related party, approximate fair value. Pursuant to ASC 820 and 825, the fair value of cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a "smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act”) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025, the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2025 due to the material weakness in our internal controls over financial reporting, including our failure to design and maintain formal accounting policies, processes, and controls to analyze, and account for complex transactions as well as a need for additional accounting personnel who have the requisite experience in SEC reporting regulation.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by the Board, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures of are being made only in accordance with authorizations of our management and directors; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the first half of 2025, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, which have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION

31	CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.
32	CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAST CASUAL CONCEPTS, INC.

By:	/s/ George Athanasiadis
	Name:	George Athanasiadis
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Athanasiadis	Chief Executive Officer, President, Secretary and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	November 14, 2025
George Athanasiadis