Form 10-K
period 2025-12-31
FAST CASUAL CONCEPTS, INC.
filed 2026-03-31
CIK 1807689

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______to______

Commission File Number 000-54457

FAST CASUAL CONCEPTS, INC.

(Exact name of registrant as specified in its charter)

Wyoming	83-4100110
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

141 Amsterdam Rd.
Grove City, PA 16127

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (727)-692-3348

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common	FCCI	OTCID

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging Growth Company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock of $1.18 per share on September 30, 2025, the last business day of the registrants most recent completed third quarter, and 11,114,754 shares held by non-affiliates was $13,115,410.

As of December 31, 2025, the Registrant had 26,112,754 issued and outstanding shares of Common Stock.

Part 1

Item 1. Business.

Forward-Looking and Cautionary Statements

There are statements in this registration statement that are not historical facts. These “forward-looking statements” can be identified by the use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties beyond our control. To discuss these risks, you should read this entire registration statement carefully, especially the risks discussed under the “Risk Factors” section. Although management believes that the assumptions underlying the forward-looking statements included in this registration statement are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and additional information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results. Accordingly, no opinion is expressed on the achievability of those forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this registration statement will transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

Website Access to SEC Reports

Our website at www.gdslumina.com provides information about our company as well as copies of our reports filed with the SEC including annual and quarterly financial reports. To view the filings visit the website above and click on “Investors” to view SEC filings. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding public companies, including Fast Casual Concepts, Inc. Any reports filed with the SEC may also be obtained from the SEC’s Reference Room at 100F Street, NE, Washington, DC 20549.

ORGANIZATIONAL HISTORY

Fast Casual Concepts, Inc (“Fast Casual” or “the Company”) is a Wyoming corporation and was originally incorporated in Pennsylvania in March 2019. The Company filed articles of continuance with the Wyoming Secretary of State in April 2020. The Company originally operated a chain of Fast Casual Restaurants, Holy Cow Burgers and Ice Cream, Independent Taco and Third Eye Pies. The Company intended to franchise the restaurant chains. Recently the Company has changed focus and strategies to marketing. In November 2024 the Company announced a 1 for 4 reverse stock split of its common shares. The Company also announced an acquisition of CK Distribution a bloody mary mix Company that sells non alcoholic mixers to distributors. Through this process the Company has opened up new business opportunities in marketing, branding and advertising. CK Distribution has been divested to its original owners and during June 2025, Fast Casual Concepts, Inc. opened a marketing Company named GDS Lumina, Inc. (“GDS Lumina”) www.gdslumina.com. GDS Lumina is focused on marketing and will be the main focus moving forward for the Company.

Recognizing the strength of its marketing expertise developed through promoting its own restaurant brands and CK Distribution, the Company made a strategic pivot to focus exclusively on marketing services. The Company divested its restaurant operations in 2024 and has rebranding as a marketing Company in 2025. This transition was driven by market opportunities created and presented through the running of the business. The Company launched GDS Lumina to focus on marketing through a unique strategy of combining ready made products to clients and using relationships with many clients to obtain marketing and advertising revenues. The Company is working on implementing several integrated products that will combine with current marketing strategies such as email, Pay per click advertising, digital marketing, corporate branding and other marketing concepts. The Company is also exploring relationships with distributors of products that assist specific industries in their marketing efforts. The Company is currently under a non disclosure and cannot name the specific entity but it relates to the auto industry and will allow the Company to integrate multiple marketing products under one product that seamlessly offers multiple data points to intelligently market their current database of customers. The Company offers a comprehensive suite of marketing services tailored to the needs of fast-casual restaurants and related businesses, including:

•	Digital Marketing: Search engine optimization (SEO), pay-per-click (PPC) advertising, and email marketing campaigns to drive online traffic and conversions.

•	Brand Strategy: Development of brand identities, positioning, and messaging to enhance market differentiation.

•	Social Media Management: Creation and management of social media content across platforms such as Instagram, Facebook, TikTok, X and other social media, designed to engage target audiences.

•	Content Creation: Production of high-quality visual and written content, including videos, photography, and blog posts, to support client marketing campaigns.

•	Analytics and Reporting

Our work with implementing the integrated products is progressing as we develop and test internally our procedures. These products include intelligent marketing data analyzation and intelligent data storage. This allows our clients and partners to analyze data within their organization and store it properly for easy recall to client facing individuals. It allows businesses to more intelligently use valuable data as it is accessible to individuals in a more succinct and streamlined way. Our development of this is ongoing and integration into certain CRM programs and Dealer Management Programs will be tested throughout Q1 of 2026 and our target date to begin customer integration is in Quarter 2 of 2026. This integration into other Data Management Programs is also where we expect to explore additional relationships with distributors. Some of these distributors will be Software related and some of them will be sales organizations that we believe we can integrate our product with theirs as they sell. This will allow them to add additional revenue streams to their current products. Some of the target partnerships are with companies that operate a nationwide client base with thousands of customers. The Company believes we can integrate seamlessly into their product offerings.

Market and Competition

Fast Casual operates in the competitive marketing services industry, serving clients in many different sectors but with growing opportunities in the auto industries and within the fast casual restaurant industry we believe we can leverage our company experience and knowledge to assist in key areas.

The digital marketing space is highly competitive and fragmented, encompassing a mix of full-service agencies, specialized firms (e.g., in SEO, PPC, content, or AI-driven strategies), and larger holding companies. As of 2025, the global digital marketing market is projected to reach approximately USD $1.18 trillion by 2033, growing at a CAGR of 11.22% from 2025 onward, driven by AI integration, personalization, and data analytics. Competitors range from established giants like WebFX and SmartSites to innovative players leveraging AI tools for competitive intelligence and automation. Key players dominate through services like SEO, PPC, social media management, content marketing, email campaigns, and programmatic advertising. Below, the top competitors are categorized based on recent industry rankings and analyses from sources like Clutch.co, DesignRush, Semrush, and GoodFirms. These are selected for their proven track records, client results, and relevance in 2025 trends such as hyper-personalization, AI optimization, and full-funnel strategies.

Agency Name	Key Strengths and Services
WebFX	SEO, PPC, web design, content marketing, CRO; data-driven with proprietary tools for ROI tracking.
SmartSites	SEO, PPC, social media, web development; fast-growing with a focus on small to mid-sized businesses.
Ignite Visibility	Full-funnel SEO, paid media, social, email; award-winning for performance marketing.
Disruptive Advertising	PPC and paid search expertise; automation and AI for scaling campaigns.
Thrive Internet Marketing Agency	SEO, PPC, social media, reputation management; emphasis on measurable growth.

2. Specialized Agencies (SEO, Content, AI-Focused) These excel in niche areas like SEO tools, content creation, or AI-powered marketing, often competing by offering targeted expertise amid 2025's rise in generative AI and voice search.

Agency Name	Key Strengths and Services
Higher Visibility	SEO, content marketing, link building; data analytics for competitive analysis.
Victorious	SEO strategy, on-page optimization, technical audits; AI-enhanced keyword research.
Siege Media	Content marketing, SEO, digital PR; generates high-traffic value.
Omniscient Digital	Data-driven content strategies, SEO for B2B; focuses on organic lead generation.
Moburst	Mobile-first digital marketing, app growth, AI personalization; global scaling.

3. Global and Holding Company Affiliates and Larger networks or affiliates under holding companies provide scalable, international services, competing through resources and tech integration like AR/VR and predictive analytics.

Agency Name	Key Strengths and Services
Merkle (Dentsu)	Performance media, CRM, loyalty programs; AI for customer experience.
DEPT®	Creative tech, AI consulting, digital experiences; full-funnel media.
REQ	Omnichannel strategy, SEO, traditional-digital blend.
Power Digital	Online marketing, SEO, social; proprietary tech for eCommerce.
NoGood	AI-driven growth, paid media, SEO; hubs across North America.

Additional Insights

•	Challenges for Competitors: High competition leads to consolidation via M&A, with independents like SmartSites gaining ground against holding companies. Economic factors, like potential TikTok disruptions, could shift ad spends.

Business Opportunities

The Company intends to leverage a relationship built client base and use our relationships as a competitive advantage. We also intend to integrate data driven results through AI integration and data aggregation.

SWOT Analysis

Strengths

1.	Strong Client Relationships: Personalized, trust-based relationships with clients foster loyalty, repeat business, and referrals, giving the Company a competitive edge over larger, less agile firms.

2.	AI Integration: Early adoption of AI tools (e.g., predictive analytics, programmatic advertising, sentiment analysis) enhances campaign efficiency, targeting, and ROI, positioning the Company as innovative.

3.	Agility and Flexibility: As a smaller firm, we can quickly adapt strategies, customize campaigns, and pivot to meet client needs compared to larger agencies with bureaucratic processes.

4.	Cost-Effective Solutions: Lower overhead allows competitive pricing, appealing to small and mid-sized businesses (SMBs) that make up a significant portion of the $1.18 trillion digital marketing market projected for 2033.

5.	Niche Expertise: Deep understanding of specific industries or local markets, built through relationships, enables tailored campaigns that resonate with target audiences.

Weaknesses

1.	Brand Recognition: Less visibility compared to established players like WebFX or SmartSites, making it harder to attract larger clients or compete in high-profile pitches.

2.	AI Implementation Costs: Integrating and maintaining AI tools requires upfront investment in software, training, and talent, straining limited financial resources.

3.	Client Dependency Risk: Relying heavily on a few key clients for revenue increases vulnerability if relationships falter or clients reduce budgets during economic downturns.

4.	Talent Retention: Competing for skilled AI and marketing professionals is challenging due to lower salaries or benefits compared to larger firms or tech companies.

Opportunities

1.	Growing AI Demand: The rise of AI-driven marketing (e.g., 80% of consumers prefer personalized experiences) creates opportunities to offer cutting-edge services like AI-optimized content, chatbots, or hyper-targeted ads.

2.	SMB Market Expansion: Small and mid-sized businesses increasingly seek digital marketing, providing a large addressable market for cost-effective, relationship-driven services.

3.	Partnerships with AI Platforms: Collaborating with AI tool providers can enhance capabilities and credibility without heavy in-house development.

4.	Niche Specialization: Focusing on underserved industries or emerging trends can differentiate the Company and attract high-value clients.

5.	Word-of-Mouth Growth: Leveraging strong client relationships for referrals and testimonials can drive organic growth, especially in local or industry-specific markets.

Threats

1.	Intense Competition: Larger agencies (e.g., Ignite Visibility, Merkle) and tech giants offering AI-driven marketing tools dominate market share, pressuring smaller firms on pricing and innovation.

2.	Economic Volatility: Marketing budgets are often cut during recessions, impacting SMB clients who are the Company’s core market, as seen in past economic downturns.

3.	Rapid Technological Change: The fast pace of AI and digital marketing advancements requires constant upskilling and adaptation, straining resources.

4.	Data Privacy Regulations: Stricter laws (e.g., CCPA, GDPR) increase compliance costs and risks for AI-driven campaigns relying on consumer data, potentially leading to fines or reputational damage.

5.	Market Saturation: The influx of freelancers and small agencies offering low-cost services can erode margins and make it harder to stand out without significant differentiation.

Business Opportunities

As a company we intend to maximize our strengths using client relationships to secure long-term contracts and upsell AI enhanced services.

We intend to mitigate weaknesses by partnering with AI platforms and using some of the freely available open source AI frameworks to reduce implementation costs and more intelligently invest in staff training and expertise.

The Company will capitalize on opportunities to target small business owners in high growth sectors with tailored AI-driven campaigns that will assist smaller businesses in ways that they thought they could not afford.

The Company will address threats by diversifying our client base and attempting to reduce dependency on specific industries or customers. We will stay updated on privacy laws and data protection laws to ensure compliance and we will differentiate ourselves through niche expertise and superior client service to counter our competition.

Employees

We have one full time employee, our President, George Athanasiadis. The Board retains consultants and advisors on as needed basis.  They are compensated with cash and also with the issuance of the Company’s common stock.

Facilities

Our corporate offices are located in Florida and Pennsylvania. In Pennsylvania we occupy approximately 1,500 square feet. Our main operations will be spread across the United States and we intend to have advisors and contract service providers working from home offices or remote locations.

ITEM 1A.  RISK FACTORS

Any investment in our securities is highly speculative.  The Company's business and ownership of shares of our common stock are subject to numerous risks.  You should not purchase our shares if you cannot afford to lose your entire investment. You should consider the following risks before acquiring any of our shares.

We need additional capital.

We need additional financing to grow our operations. The amount required depends upon our business operations, and how quickly we grow. Varying based on growth strategies, it is estimated between $1,000,000 and $25,000,000 will have to be raised over the next 2 years. We may be unable to secure this additional required financing on a timely basis, under terms acceptable to us, or at all. To obtain additional financing, we will sell additional equity securities, which will further dilute shareholders' ownership in us. Ultimately, if we do not raise the required capital, we may experience delayed growth or need to cease operations.

We are dependent upon our key personnel.

We are highly dependent upon the services of George Athanasiadis, our CEO and President. If he terminated his services with us, our business would suffer.

There is only a limited trading market for our securities.

Our Common Stock is traded on the OTCIQ. The prices quoted may not reflect the price at which you can resell your shares. Because of the illiquid nature of our stock, we are subject to rules of the U.S. Securities and Exchange Commission that make it difficult for stockbrokers to solicit customers to purchase our stock. This reduces the number of potential buyers of our stock and may reduce the value of your shares. There can be no assurance that a trading market for our stock will continue or that you will ever be able to resell your shares at a profit, or at all.

Our management controls us.

Our current officers and directors own approximately 57.5% of our outstanding common stock and are able to affect the election of the members of our Board of Directors and make corporate decisions. George Athanasiadis, by his ownership of Class A Preferred Stock, has the right to vote 79% of our voting securities.

It has been noted that our management controls the Company. The Preferred and common ownership allows the CEO to vote the Company.

The CEO owns all outstanding Preferred A Series stock. This represents 79% of the voting power of the Company. Along with the common shares that vote 11.8% of the voting power. This currently gives the CEO 90.8% of the voting power.

George Athanasiadis, our Chairman and Chief Executive Officer, currently beneficially owns (i) 10,000,000 shares of Class A Preferred Stock (representing 100% of the outstanding Class A Preferred Stock) and (ii) 14,998,000 shares of common stock (approximately 57.4% of the 26,124,754 outstanding shares of common stock). Each share of Class A Preferred Stock is entitled to ten (10) votes per share on all matters submitted to stockholders, while each share of common stock is entitled to one vote per share.

Mr. Athanasiadis currently controls approximately 90.8% of the aggregate voting power of the Company. Mr. Athanasiadis would retain majority voting control (greater than 50%) unless he disposes of more than approximately 88% of his current voting power (i.e., he could retain voting control while owning as little as approximately 12% of his current voting power, depending on future issuances).

Furthermore, our dual-class capital structure, combined with the supermajority voting rights attached to the Class A Preferred Stock, may discourage, delay, or prevent a merger, consolidation, takeover, or other business combination that stockholders may consider in their best interests.

In the future, any additional issuance of Class A Preferred Stock or other high-vote securities (whether to Mr. Athanasiadis or to third parties) would further dilute the voting power and economic interests of the holders of common stock while potentially entrenching or increasing the voting control of the preferred stockholders.

We have a going concern issue.

Fast Casual Concepts consolidated financial statements are prepared using Generally Accepted Accounting Principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Fast Casual has recently accumulated losses since its inception and has had negative cash flows from operations until 2025, which raise substantial doubt about its ability to continue as a going concern. Management's plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about the Company’s ability to continue as a going concern are as follows:

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

There can be no assurance that the Company be able to achieve its business plans, raise any more required capital or secure the financing necessary to achieve its current operating plan. The ability of Fast Casual to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We are in a competitive market and will be competing with much larger companies.

We are in a very competitive market and will be competing with much larger companies that are possibly better funded than us.

We are highly dependent on retaining our customer base.

As we grow we will do so focusing on relationships of some of our customer base. If we were to lose these customers we would likely see a significant decline in our rate of growth.

Reporting requirements under the Exchange Act and compliance with the Sarbanes-Oxley Act of 2002, including establishing and maintaining acceptable internal controls over financial reporting, are costly and may increase substantially.

The rules and regulations of the SEC require a public company to prepare and file periodic reports under the Exchange Act, which will require that the Company engage in legal, accounting, auditing, and other professional services. The engagement of such services is costly, and we are likely to incur losses that may adversely affect our ability to continue as a going concern. Additionally, the Sarbanes-Oxley Act of 2002 requires, among other things, that we design, implement and maintain adequate internal controls and procedures over financial reporting. The costs of complying with the Sarbanes-Oxley Act may make it difficult for us to design, implement and maintain adequate internal controls over financial reporting. If we fail to maintain an effective system of internal controls or discover material weaknesses in our internal control. In that case, we may not be able to produce reliable financial reports or report fraud, which may harm our overall financial condition and result in a loss of the investor confidence and a decline in our share price.

We cannot assure you that our Common Stock will be listed on an exchange.

Our common stock is currently traded on the OTCIQ under the symbol FCCI. Our goal is to become a fully reporting company, and uplist to a larger exchange, if possible. However, we cannot assure you that we will be able to meet the initial listing standards of the stock exchanges or quotation medium we are hoping to uplist to, or that we will be able to maintain a listing of our Common Stock on any stock exchange. After the filing of this Form 10, we expect that our Common Stock would continue to be eligible to trade on the “OTCIQ,” where our stockholders may find it more difficult to trade shares in our Common Stock or obtain accurate quotations as to the market value of our Common Stock. In addition, we would be subject to an SEC rule that, if we failed to meet the criteria outlined in such rule, imposes various practice requirements on broker-dealers who sell securities governed by such rule to persons other than established customers and accredited investors. Consequently, such a rule may deter broker-dealers from recommending or trading shares in our Common Stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

Our Common Stock will likely be considered a “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock is currently deemed “penny stock,” as that term is defined under the Exchange Act. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that the exchange or system provides current price and volume information concerning transactions in such securities). Penny stock rules impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” generally refers to institutions with assets over $5,000,000 or individuals with a net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse.

The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. Moreover, brokers/dealers are required to determine whether an investment in a penny stock is suitable for a prospective investor. A broker/dealer must receive a written agreement to the transaction from the investor setting forth the identity and quantity of the penny stock to be purchased. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or dispose of them. This could cause our stock price to decline.

We have never paid dividends on our Common Stock, and it is not guaranteed that we will in the future.

We have never paid dividends on our Common Stock, we have this option as valid to discuss on the management level and approve it. There are no assurances or guarantees that we will be able to pay dividends.

We are an “emerging growth company” under the JOBS Act of 2012. We cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). We may take advantage of certain exemptions from various reporting requirements that apply to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive, there may be a less active trading market for our common stock, and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of specific accounting standards until those standards would otherwise apply to private companies. We are taking advantage of the extended transition period to comply with new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in three years, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

Our status as an “emerging growth company” under the JOBS Act of 2012 may make it more challenging to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors, and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we cannot raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

We have the right to issue shares of preferred stock. If we were to issue preferred stock, it is likely to have rights, preferences, and privileges that may adversely affect the common stock.

We have preferred stock currently issued and outstanding and do have the ability to issue more. The issuance of these shares could adversely affect the common stock already outstanding. The aforementioned preferred stock allows the holder to vote 10 times for each share owned. Currently George Athanasiadis owns 10,000,000 shares representing 100,000,000 votes. These shares hold special voting rights but are not convertible into common stock of the Company.

There are inherent risks associated with our limitation of our internal policies and procedures.

We are a smaller company and have not yet established committees to oversee our financial activities such as an audit committee or compensation committee. Because we are smaller there are risks associated with our current lack of oversight. We have retained a PCAOB auditor and we intend to create committees as soon as we can feasibly do so.

Technological disruption could render some of our marketing strategies archaic or obsolete

Rapid advancements in AI, automation and digital marketing tools can render more traditional marketing strategies obsolete or archaic. We intend to be on the cutting edge of the AI marketing integration but it is very fast moving.

Data Privacy and Security issues.

Handling consumer data for marketing campaigns could expose us to breaches or non compliance with some regulations like GDPR or CCPA and could lead to fines or reputational damage.

Item 1B. Unresolved Staff Comments

Not required for a smaller reporting Company.

Item 1C. Cybersecurity Risks

None

Item 2. Properties

Our corporate offices are located in Florida and Pennsylvania. In Pennsylvania we occupy approximately 1500 square feet. Our main operations will be spread across the United States and we intend to have advisors and contract service providers working from home offices or remote locations.

Item 3. Legal Proceedings

There are no pending material legal proceedings to which we are a party or to which any of our property is subject.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTCIQ market under the symbol “FCCI”. As of February 1, 2026, there were 131 registered stockholders of Fast Casual.

Repurchases

The Company did not purchase any shares under any stock repurchase programs in 2025 or 2024 and there is no allocation of funds set aside for future repurchases under any stock repurchase plans at the current time.

Dividends and Restrictions

Holders of common stock are entitled to dividends when, as, and if declared by the Board of Directors, out of funds legally available, therefore. We have never declared cash dividends on its common stock and our Board of Directors does not anticipate paying cash dividends in the foreseeable future as it intends to retain future earnings to finance the growth of our businesses. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis (“MD&A”) should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8 of this Annual Report on Form 10-K (annual report), which include additional information about our accounting policies, practices, and the transactions underlying our financial results. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires us to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and the accompanying notes, including various claims and contingencies related to lawsuits, taxes, environmental and other matters arising during the normal course of business. We apply our best judgment, our knowledge of existing facts, circumstances, and actions that we may undertake in the future in determining the estimates that affect our consolidated financial statements. We evaluate our estimates on an ongoing basis using our historical experience, as well as other factors we believe appropriate under the circumstances, such as current economic conditions, and adjust or revise our estimates as circumstances change. As future events and their effects cannot be determined with precision, actual results may differ from these estimates. Our MD&A contains forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations, and financial condition. All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected, or intended. We undertake no obligation to publicly update or revise any forward-looking statements to reflect actual results, changes in expectations, events or circumstances after the date of this Report is filed. Fast Casual Concepts, Inc. and its subsidiaries are referred to collectively as “Fast Casual” “the Company,” “we, “us” or “our” in the following discussion and analysis.

Going Concern

At December 31, 2025, we had $10,127 in assets, $164,946 in liabilities and a $2,047,198 accumulated deficit. Our current liquidity resources are not sufficient to fund anticipated level of operations for at least the next 12 months from the date these consolidated financial statements were issued. As a result, there is substantial doubt regarding the Company’ ability to continue as a going concern.

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

Results of Operations

For The Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

Revenues

We had $65,700 and $0 in revenues from digital marketing consulting during the year ended December 31, 2025 and 2024, respectively.

Operating Expenses

Operating expenses were $96,546 and $43,098 for the years ended December 31, 2025 and 2024, respectively. The $53,448, or approximately 124% increase in operating expenses is mainly a result of the $27,219 increase in contract labor and $33,156 increase in professional fees, partially offset by a $6,927 decrease in general and administrative expenses during the year ended December 31, 2025 compared to the prior year.

Loss from Operations

We had operating losses of $30,846 and $43,054 for the years ended December 31, 2025 and 2024, respectively. The $12,252 decrease in loss is mainly due to the $53,448 decrease in operating expenses, partially offset by a $65,700 increase in revenues during the year ended December 31, 2025 compared to the prior year.

Other Income and Expenses

We recognized total other income of $90,477 for the year ended December 31, 2025 compared to $119,884 for the year ended December 31, 2024. The $29,407 decrease is mainly due to a $124,685 decrease in gain on extinguishment of debt during the year ended December 31, 2025, partially offset by a $94,854 increase in gain on disposal of subsidiary and a $424 decrease in interest expense for the year ended December 31, 2025 compared to the prior year.

Net Income from Continuing Operations

Net income from continuing operations totaled $59,631 for the year ended December 31, 2025, compared to net income of $76,786 for the year ended December 31, 2024, a decrease of $17,155, or approximately 22%. The decrease in net income from continuing operations is mainly due to the $29,407 decrease in other income during the year ended December 31, 2025 compared to the prior year, partially offset by the $12,252 decrease in loss from operations, as discussed above.

Net Loss from Discontinued Operations

Net loss from discontinued operations totaled $58,839 and $6,599 for the years ended December 31, 2025 and 2024, respectively, and represents activities from the specialty beverage and restaurant franchising businesses until their cessation in 2025 and 2024, respectively.

Net Income

Net income was $792 for the year ended December 31, 2025, compared to net income of $70,187 for the year ended December 31, 2024. Net income for the year ended December 31, 2025 is mainly the result of $59,631 in income from discontinued operations, as partially offset by the $58,839 in loss from discontinued operations. Net income for the year ended December 31, 2024 consisted of $76,786 net income from continuing operations and $6,599 in losses from discontinued operations.

Liquidity and Capital Resources

Assets

Total assets were $10,127 and $130,978 as of December 31, 2025 and 2024, respectively and consisted of current assets of $10,127 and $742 and other non-current assets of $0 and $130,236, respectively. Current assets consisted of cash of $202 and $247, accounts receivable of $9,300 and $0 and $625 and $495 in prepaid assets as of December 31, 2025 and 2024, respectively. Other non-current assets at December 31, 2024 totaled $130,236, all liabilities from discontinued operations.

Liabilities

Total liabilities were $164,946 and $292,589 as of December 31, 2025 and 2024, respectively, and consisted of current liabilities of $50,462 and $75,103, respectively. Current liabilities at December 31, 2025 consisted of $30,981 in accounts payable and accrued expenses and $19,481 in notes and advances payable, related party.

Current liabilities at December 31, 2024 consisted of $12,356 in accounts payable and accrued expenses and $17,329 in notes payable, related party. Long term liabilities at December 31, 2025 and 2024 were $114,484 and $217,486, respectively and consisted of $114,484 and $114,400 in notes payable, $0 and $62,000 in notes payable, related party and $0 and $41,086 in liabilities from discontinued operations, respectively.

Net Cash Used in Operating Activities

During the year ended December 31, 2025, our operating activities used $62,254 in cash, compared to $60,704 used during the year ended December 31, 2024, a slight increase of $1,550. The increase is mainly due to a $69,395 decrease in net income and a $385 decrease in one-time non-cash net adjustments, as offset by $68,230 in net cash flow positive changes in operating assets and liabilities.

During the year ended December 31, 2025 investing operations used $273, compared to $1,401 in cash provided during the year ended December 31, 2024. Cash used of $273 and cash provided of $1,401 a result of the disposition and acquisition of a subsidiaries during the years ended December 31, 2025 and 2024, respectively.

Financing activities provided $62,482 in cash during the year ended December 31, 2025, compared to $28,808 in net cash used in financing activities during the year ended December 31, 2024. During the years ended December 31, 2025 and 2024, we received $6,000 and $0 in cash from common stock, respectively. We received $56,565 and $90,588 in proceeds and repaid $83 and $61,780 in notes payable principal to related parties during the years ended December 31, 2025 and 2024, respectively.

The Company had a working capital deficit of $40,335 at December 31, 2025, as compared to $74,361 at December 31, 2024.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the years ended December 31, 2025 or 2024.

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

Accounts Receivable

Trade accounts receivable are recorded at invoiced amounts. Fast Casual does not provide any unusual contractual trade terms, sales incentive programs or discounts. Allowances for doubtful accounts are established for estimated losses resulting from the inability of customers to make required payments. Allowances are determined based on a review of specific customer accounts where collection is doubtful, as well as an assessment of the collectability of total receivables. Receivables are written off against the allowance when it is determined that the amounts will not be recovered.

Revenue Recognition

We recognize revenue in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Series Codification (“ASC”) 606, Revenue From Contracts With Customers (“ASC 606”), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. ASC 606 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. Accordingly, we recognize revenue based on the allocation of the transaction price to each performance obligation as each performance obligation in a contract is satisfied. We generated revenue from continuing operations from the sale of digital marketing services during the year ended December 31, 2025. Revenue from discontinued operations is from the specialty drink mix sales revenue and franchising rights sales during the years ended December 31, 2025 and 2024.

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

Long Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Fast Casual evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Should impairment in value be indicated, the carrying value of long-lived assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

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

Income Tax

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting Company.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Fast Casual Concepts, Inc

141, Amsterdam Rd,

Grove City, PA 16127

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Fast Casual Concepts, Inc.and its subsidiaries (the “Company”) as of December 31, 2025 and December 31, 2024 and the related consolidated statements of operations comprehensive income, stockholders’ equity, and cash flows for the year then ended December 31, 2025 and for the year ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the entity's ability to continue as a going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over ﬁnancial repor8ng, but not for the purpose of expressing an opinion on the eﬀec8veness of the Company’s internal control over ﬁnancial repor8ng. Accordingly, we express no such opinion.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements.We determined that there are no critical audit matters to communicate.

For M N Vijay Kumar

M N Vijay Kumar

We have served as the Company’s auditor since 2024

Bengaluru, India

Date – 30th March 2026

FAST CASUAL CONCEPTS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024

ASSETS
CURRENT ASSETS
Cash	$202	$247
Accounts receivable	9,300	—
Prepaid expenses	625	495
Total current assets	10,127	742

OTHER NON-CURRENT ASSETS
Assets from discontinued operations	—	130,236
TOTAL ASSETS	$10,127	$130,978

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$30,981	$12,356
Notes and advances payable, related party	19,481	17,329
Liabilities from discontinued operations	—	45,418
Total current liabilities	50,462	75,103

OTHER NON-CURRENT LIABILITIES
Notes payable, related party	—	62,000
SBA EID Loan 2020	114,484	114,400
Liabilities from discontinued operations	—	41,086
Total long-term liabilities	114,484	217,486
TOTAL LIABILITIES	164,946	292,589

STOCKHOLDERS' DEFICIT
Preferred stock; $0.001 par value, 10,000,000,000 and 10,000,000,000 shares authorized and 10,000,000 and 10,000,000 shares issued and outstanding	10,000	10,000
Common stock; $0.001 par value, 750,000,000 and 750,000,000 shares authorized and 26,124,754 and 26,112,754 shares issued and outstanding	26,125	26,113
Additional paid-in capital	1,856,254	1,850,266
Accumulated deficit	(2,047,198)	(2,047,990)
Total stockholders' deficit	(154,819)	(161,611)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,127	$130,978

FAST CASUAL CONCEPTS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2025	2024
REVENUES
Sales – Digital marketing	$65,700	$—
Total Revenue	65,700	—

OPERATING EXPENSES
Contract labor and services	27,219
Professional fees	12,356	19,283
General and administrative	56,971	23,815
Total operating expenses	96,546	43,098
Income (loss) from operations	(30,846)	(43,098)

OTHER INCOME (EXPENSES)
Gain on disposal of subsidiary	94,854	—
Gain on extinguishment of debt	—	124,685
Interest expense, net	(4,377)	(4,801)
Total other income (expenses)	90,477	119,884
Income before income taxes	59,631	76,786
Provision for income taxes	—	—
Income from continuing operations	59,631	76,786
Loss from discontinued operations	(58,839)	(6,599)

Net Income	$792	$70,187

Basic income (loss) per common share
Continuing operations	$0.00	$0.00
Discontinued operations	$(0.00)	$(0.00)
Basic net income per common share	$0.00	$0.00
Basic weighted average common shares outstanding	26,112,754	26,112,754

Diluted income (loss) per common share
Continuing operations	$0.00	$0.00
Discontinued operations	$(0.00)	$(0.00)
Fully diluted net income per common share	$0.00	$0.00

FAST CASUAL CONCEPTS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Preferred Series A		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	10,000,000	$10,000	26,112,754	$26,113	$1,850,266	(2,047,990)	$(161,611)

Common stock issued for cash	—	—	12,000	12	5,988	—	6,000

Net income for the year ended December 31, 2025	—	—	—	—	—	792	792

Balance, December 31, 2025	10,000,000	$10,000	26,124,754	$26,125	$1,856,254	(2,047,198)	$(154,819)

	Preferred Series A		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	10,000,000	$10,000	26,112,754	$26,113	$1,850,266	$(2,118,177)	$(231,798)

Net income for the year ended December 31, 2024	—	—	—	—	—	70,187	70,187

Balance, December 31, 2024	10,000,000	$10,000	26,112,754	$26,113	$1,850,266	$(2,047,990)	$(161,611)

FAST CASUAL CONCEPTS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$792	$70,187
Adjustments to reconcile net income (loss) to
cash used by operating activities:
Loss on disposal of assets	—	30,216
Gain on disposal of subsidiary	(94,854)	—
Gain on forgiveness of debt	—	(124,685)
Changes in operating assets and liabilities:
Accounts receivable	(9,300)	—
Decrease in accounts receivable from related party	—	3,296
Prepaid assets	(130)	(495)
Leased assets	34,127	5,624
Accounts payable and accrued expenses	29,311	4,509
Lease liabilities	(22,200)	(49,356)
Net cash used by operating activities	(62,254)	(60,704)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash (distributed to) acquired from acquisition of subsidiary	(273)	1,401
Net cash (used in) provided by investing activities	(273)	1,401

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock and shares to be issued for cash	6,000	—
Proceeds from the issuance of notes payable, related party	56,565	90,588
Payments on notes payable, related party	(83)	(61,780)
Net cash provided by financing activities	62,482	28,808

Net change in cash	$(45)	$(30,495)
Cash, beginning of year	$247	$30,742

Cash, end of year	$202	$247
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$5,366	$1,949
Cash paid for taxes	$3,212	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

Right of use assets acquired through lease	$—	$135,860
Loan fees applied to debt principal	$84	$—

FAST CASUAL CONCEPTS, INC. AND SUBSIDIARY
FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The financial statements presented are those of Fast Casual Concepts, Inc. (“Fast Casual”, or the “Company”) and its wholly owned subsidiary, GDS Lumina, Inc. (“GDS”). Fast Casual was originally incorporated on March 23, 2019, under the laws of the State of Pennsylvania. On April 13, 2020, the Company re-domiciled in the state of Wyoming, increasing its authorized number common shares available to be issued to 750,000,000 and effectuating a 10-for-1 forward-split of its common stock. During October 2024, Fast Casual effectuated a 4:1 reverse split of its common stock.

Fast Casual was incorporated to develop, build, operate and franchise casual eating establishments. All restaurant development, building and operations were discontinued on October 1, 2022. The remaining franchising operations were discontinued during 2024 with the shuttering of the last franchised eating establishment. As such, all balances and activity related to the franchising business have been shown as discontinued operations as of and for the year ended December 31, 2024 (see Note 7).

On September 23, 2025, the Company incorporated GDS Lumina, Inc. (“GDS”) under the laws of the state of Wyoming to pursue digital marketing. GDS has 100,000 shares of common stock, par value $0.001 per share. All 100,000 shares of common stock available are issued to Fast Casual as its parent .

CK Distribution, LLC (“CK”) was incorporated on July 10, 2023 under the laws of the state of Florida to pursue production, market and sale of specialty drink mixes. CK was acquired by Fast Casual during November 2024 as the result of a private party agreement between the respective companies’ majority ownership, whereby, 100% ownership of the CK LLC was transferred to Fast Casual in exchange for a significant shareholder in Fast Casual transferring his personal shares to the former owner of CK. During September 2025, the parties agreed to terminate the agreement with all personal shares being returned and all liabilities of CK assumed by its new owner. As such, all balances and activity related to CK business have been shown as discontinued operations as of and for the years ended December 31, 2025 and 2024 (see Note 7).

Basis of Presentation

The consolidated financial statements and related disclosures have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles of the United States (“U.S. GAAP”). Fast Casual has elected a calendar year-end.

Reclassifications

Long term loan amounts totaling $62,000 to a related party as of December 31, 2024 has been reclassified to long term debt on the face of the balance sheet to reflect it not being due until December 31, 2026.

Cash Equivalents

Fast Casual considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAST CASUAL CONCEPTS, INC. AND SUBSIDIARY
FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

Accounts Receivable

Trade accounts receivable are recorded at invoiced amounts. Fast Casual does not provide any unusual contractual trade terms, sales incentive programs or discounts. Allowances for doubtful accounts are established for estimated losses resulting from the inability of customers to make required payments. Allowances are determined based on a review of specific customer accounts where collection is doubtful, as well as an assessment of the collectability of total receivables. Receivables are written off against the allowance when it is determined that the amounts will not be recovered.

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

Fast Casual recognized revenue from continuing operations from the sale of digital marketing services totaling $65,700 for the year ended December 31, 2025. Revenue from discontinued operations is from the specialty drink mix sales revenue of $36,854 and $3,312, and franchising rights sales of $0 and $22,154, during the years ended December 31, 2025 and 2024, respectively (see Note 7).

Advertising

Production costs of commercials are expensed in the fiscal period the advertising is first aired while the costs of programming and other advertising, promotion and marketing programs are expensed as incurred. These costs are reported as part of general and administrative in the consolidated statements of operations.

Stock-Based Compensation

Fast Casual records stock-based compensation using the fair value method. Equity instruments issued to employees and the cost of the services received as consideration are accounted for in accordance with FASB ASC 718, Stock Compensation and are measured and recognized based on the fair value of the equity instruments issued. All transactions with non-employees in which goods or services are the consideration received for the issuance of equity instruments are accounted for in accordance with FASB ASC 515, Equity-Based Payments to Non-Employees, based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. There was no stock based compensation during the years ended December 31, 2025 and 2024.

Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurements (“ASC 820”) and ASC 825, Financial Instruments (“ASC 825”), require an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 - Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 - Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

FAST CASUAL CONCEPTS, INC. AND SUBSIDIARY
FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

Level 3 - Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The carrying values of cash, accounts receivable, prepaid assets, accounts payable and accrued liabilities, notes payable and notes payable, related party, approximate fair value. Pursuant to ASC 820 and 825, the fair value of cash is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

New Accounting Pronouncements

Fast Casual has implemented all new accounting pronouncements that are in effect and that may impact its financial statements. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Series Update (“ASU”) No. 2023-05, Business Combinations – Joint Venture Formations (Subtopic 805-60):Recognition and Initial Measurement (“ASU 2023-05”). ASU 2023-05 addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. ASU 2023-05 was effective January 1, 2025 for the Company. The adoption of ASU 2023-05 did not have a significant impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-08, Intangibles – Goodwill and Other Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets(“ASU 2023-08”). ASU 2023-08 was issued to improve the accounting for and disclosure of certain crypto assets in light of their expanded use in the investment community. The changes made by ASU 2023-08 were effective for the Company January 1, 2025. The adoption of ASU 2023-08 did not have a significant impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments require that public business entities provide on an annual basis to (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 also requires all entities disclose on an annual basis the amount of income taxes paid disaggregated by federal, state and foreign and disaggregated by individual jurisdictions for amounts greater than 5% of income taxes paid. The changes made by ASU 2023-09 were effective for the Company January 1, 2025. The adoption of ASU 2023-09 did not have a significant impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement- Reporting Comprehensive Income - Expense Disaggregations Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires an entity to disaggregate, in a tabular format, disclosure in the notes to financial statements of all relevant expense captions presented on the face of the income statement in continuing operations into the following expense categories: a) Purchases of inventory b) Employee compensation (disclosing separately any one-time employee termination benefits, if applicable) c) Depreciation for the period in total d) Intangible asset amortization (for separate requirement to disclose intangible asset amortization expense for the period in total) e) Depreciation, depletion, and amortization of capitalized acquisition, exploration, and development costs recognized as part of oil- and gas- producing activities or other amounts of depletion expense. ASU 2024-03 is effective for the Company effective for the Company January 1, 2028. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s consolidated financial position and results of operations.

FAST CASUAL CONCEPTS, INC. AND SUBSIDIARY
FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810) Determining the Accounting Acquirer in the Acquisition of a Variable Interest (“ASU 2025-03”). ASU 2025-03 revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a VIE that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. ASU 2025-03 is effective for the Company January 1, 2028. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s consolidated financial position and results of operations.

In May 2025, the FASB issued ASU 2025-04, Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606) Clarifications to Share-Based Consideration Payable to a Customer (“ASU 2025-04”). ASU 2025-04 revises the Master Glossary definition of the term performance condition for share-based consideration payable to a customer. The revised definition incorporates conditions (such as vesting conditions) that are based on the volume or monetary amount of a customer’s purchases (or potential purchases) of goods or services from the grantor (including over a specified period of time). The revised definition also incorporates performance targets based on purchases made by other parties that purchase the grantor’s goods or services from the grantor’s customers. The revised definition of the term performance condition cannot be applied by analogy to awards granted to employees and nonemployees in exchange for goods or services to be used or consumed in the grantor’s own operations. ASU 2025-04 is effective for the Company January 1, 2028. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s consolidated financial position and results of operations.

In July 2025, the FASB issued ASU 2025-05, Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606) Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 was issued to address challenges encountered when applying the guidance in Topic 326, Financial Instruments—Credit Losses, to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. ASU 2025-05 introduces a practical expedient for all entities and an accounting policy election for entities other than public business entities related to applying Subtopic 326-20 to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. ASU 2025-04 is effective for the Company January 1, 2026 and is not expected to have a significant impact on the Company’s consolidated financial position and results of operations.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 was issued to modernize the accounting for software costs that are accounted for under Subtopic 350-40, Intangibles—Goodwill and Other—Internal-Use Software (referred to as “internal-use software”). ASU 2025-06 removes all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when both of the following occur: 1. Management has authorized and committed to funding the software project. 2. It is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). ASU 2025-06 is effective for the Company January 1, 2028. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s consolidated financial position and results of operations.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not currently expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

FAST CASUAL CONCEPTS, INC. AND SUBSIDIARY
FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

Long Lived Assets

Periodically Fast Casual assesses potential impairment of its long-lived assets, which include property, equipment and acquired intangible assets, in accordance with the provisions of ASC Topic 360, Property, Plant and Equipment. Fast Casual recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances. There were no such losses recognized during the years ended December 31, 2025 and 2024.

Basic and Diluted Loss Per Share

Fast Casual presents both basic and diluted earnings per share (EPS) on the face of the consolidated statements of operations for both continuing and discontinued operations. Basic EPS is computed by dividing net income (loss) from continuing and discontinued operations available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible debt instrument, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There are no outstanding dilutive instruments as of December 31, 2025 or 2024.

The calculation of basic and diluted net income (loss) per share are as follows:

	For the Year Ended December 31,
	2025	2024
Basic Net Income (Loss) Per Common Share:
Numerator:
Net income from continuing operations	$59,631	$76,786
Net loss loss from discontinued operations	$(58,839)	$(6,599)
Net income (loss)	$792	$70,187
Denominator:
Basic weighted-average common shares outstanding	26,112,754	26,112,754
Net income per share from continuing operations	$0.00	$0.00
Net loss per share from discontinued operations	$(0.00)	$(0.00)
Basic net incomeper share	$0.00	$0.00

	For the Year Ended December 31,
	2025	2024
Fully Diluted Net Income (Loss) Per Common Share:
Numerator:
Net income from continuing operations	$59631	$76,786
Net income loss from discontinued operations	$(58,839)	$(6,599)
Net income	$792	$70,187
Denominator:
Basic weighted-average common shares outstanding	26,112,754	26,112,754
Net income per share from continuing operations	$0.00	$0.00
Net loss per share from discontinued operations	$(0.00)	$(0.00)
Basic net income per share	$0.00	$0.00

FAST CASUAL CONCEPTS, INC. AND SUBSIDIARY
FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

Income Taxes

Fast Casual records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. Accounting standards regarding income taxes requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a “more likely than not” realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company’s experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Accounting standards regarding uncertainty in income taxes provides a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely, based solely on the technical merits, of being sustained on examinations. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

NOTE 2 - RELATED PARTY TRANSACTIONS

Notes and Advances Payable

During the year ended December 31, 2025, an officer and director of Fast Casual advanced the Company $2,481. During the year ended December 31, 2024, that same officer and director loaned the Company $17,000. The advances and loans are due on demand, unsecured and do not bare interest. The balance of the advances and loans were $19,481 and $17,000 at December 31, 2025 and 2024, respectively.

During the year ended December 31, 2025, George Athanasiadis, an officer and director of the Company, lent a total of $39,000 under unsecured, non-interest-bearing notes payable to the Company’s former subsidiary, CK Distribution, Inc. During 2025, as part of the disposal of CK Distribution, Inc., a total of $101,000 in notes payable to George Athanasiadis was disposed and recorded as part of the $94,854 gain on disposition of subsidiary. The balance of the notes was $0 and $62,000 at December 31, 2025 and 2024, respectively.

During the years ended December 31, 2025 and 2024, a former officer and director of Fast Casual loaned the Company $15,000 and $329, respectively. The loans were due on demand, unsecured and did not bare interest. During the year ended December 31, 2025, Fast Casual repaid $83 and assumed the remaining $15,246 in an acquisition recission agreement (see Note 7). The balance of the loan was $0 and $329 at December 31, 2025 and 2024, respectively.During the year ended December 31, 2025, a former officer of Fast Casual loaned the Company $15,000 as a short-term advance. Fast Casual repaid $83 and the remaining $15,246 of advances from the former officer were disposed as part of the disposal of CK Distribution, Inc upon his resignation in September 2025.

Notes Payable

During November 2024, as a result of the acquisition of CK, the Company entered into a note payable with an officer and director of Fast Casual in the amount of $62,000. The note is unsecured, does not bear interest and is due December 31, 2026. During the year ended December 31, 2025, the officer and director loaned another $39,000 under this note. The balance of the loan was $101,000 and $62,000 at December 31, 2025 and 2024, respectively.

FAST CASUAL CONCEPTS, INC. AND SUBSIDIARY
FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

Fast Casual’s notes payable to related parties consist of the following at:

	December 31,
	2025	2024
Notes payable, interest at 0%, unsecured, due December 31, 2026	$—	$62,000
Note payable, no interest, unsecured, due upon demand	17,000	17,000
Note payable, no interest, unsecured, due upon demand	—	329
Total:	17,000	79,329
Less: current portion	$(17,000)	$(17,329)
Long-term notes payable	$—	$62,000
Long-term notes payable	$—	$62,000

NOTE 3 - STOCKHOLDERS’ DEFICIT

During the year ended December 31, 2025 Fast Casual issued 12,000 shares of its common stock for cash of $6,000, or $0.50 per share. The value of the share transaction was determine through negotiations with third party purchasers of the common stock as approved by the Fast Casual board of directors.

NOTE 4 - OPERATING LEASE

During November 2024, the Company entered into a lease agreement for operating and administrative space in Tarpon Springs, Florida. The lease term was two 2 years, called for an upfront payment of $50,000 and monthly payments of $4,280 beginning January 1, 2025. Fast Casual recorded a right-to-use lease asset and lease liability totaling $135,860 related to the above-described lease. On June 30, 2025, as part of its termination of acquisition of CK, Fast Casual derecognized the net lease assets of $96,109 and liabilities of $64,304, recognizing a loss of $31,805, which is netted with other items in the total net loss on disposal of subsidiary (see Note 7).

NOTE 5 - CARES ACT FUNDING

As part of the Coronavirus Aid, Relief and Economic Security Act, during 2020 through 2021, Fast Casual borrowed a total of $114,400 in Economic Injury Disaster Loans (EIDL). The terms call for interest at 3.75% and installment payments of principal and interest of $577 per month beginning twenty-four months from the date of the original note in 2020. During 2024, the Company was granted partial payment relief through a hardship accommodation plan, temporarily reducing the monthly payment to $58 per month in interest only payments until March 2025. During 2025, $84 of fees were added to the principal balance of the loan.

A summary of the EIDL payable are as follows:	December 31,
	2025	2024
EIDL, interest at 3.75% per annum, due in monthly payments beginning 2021	114,484	114,400
Total:	114,484	114,400
Less: current portion	—	—
Long-term debt, net	$114,484	$114,400

FAST CASUAL CONCEPTS, INC. AND SUBSIDIARY
FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

Maturities of the above note payable are as follows at December 31, 2025:

2025	—
2026	—
2027	—
2028	—
2029	—
Thereafter	114,484
Total	$114,484

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

NOTE 7 - DISCONTINUED OPERATIONS

CK Distribution

During September 2025, the Company terminated its acquisition of CK from November 2024. The parties agreed to return the privately held common stock shares of Fast Casual and the owner of CK assumed all liabilities and obligations of CK as of September 30, 2025. The historical statement of operations of the specialty beverage business of CK for the year ended December 31, 2025 has been presented as discontinued operations in the consolidated financial statements.

Fast Casual recognized a gain on disposal of subsidiary as follows:

Net lease assets and liabilities	$(31,805)
Cash in bank	273
Notes payable, related party	116,246
Accounts payable	10,686
Net gain on disposal of subsidiary	$94,854

FAST CASUAL CONCEPTS, INC. AND SUBSIDIARY
FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

Fast Casual Franchising

During 2024, the Company was notified that its only franchisee was ceasing operations at its restaurants. The discontinuation of the restaurants lead the Company to abandon its franchise business and shift its focus to the specialty beverage business as described above. As such, the franchise operations business qualified as discontinued operations as it represented a significant strategic shift in the Company’s operations and financial results. In addition, the operations and cash flows of the franchise operations business can be distinguished, operationally and for financial reporting purposes, from the remaining operations of the Company. The historical statement of operations of the franchise business as of December 31, 2025 and 2024 have been presented as discontinued operations in the consolidated financial statements.

The operating results of the Company’s discontinued operations for the years ended December 31, 2025 and 2024 are as follows:

	For the Years Ended December 31,
	2025	2024

REVENUES
Beverage sales, net of fees	$36,854	$3,312
Franchise income	—	22,154
Total revenues	36,854	25,466

OPERATING EXPENSES
Beverage product costs	10,495	3,268
Operating expenses	—	—
General and administrative	75,998	—
Professional fees	9,200	—
Total operating expenses	95,693	3,268

OPERATING INCOME (LOSS)	(58,839)	22,198

OTHER INCOME (EXPENSE)
Asset impairment expense	—	(30,216)
Gain from debt extinguishment	—	1,419
Total other income (expense)	—	(28,797)

Loss from discontinued operations	$(58,839)	$(6,599)

Revenues from discontinued operations of beverage sales during the years ended December 31, 2025 and 2024 are net of $772 and $92 in processing fees, respectively.

Total cash provided by operating activities of discontinued operations were $38,913 and $23,413 for the years ended December 31, 2025 and 2024, respectively.

FAST CASUAL CONCEPTS, INC. AND SUBSIDIARY
FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025 and 2024

NOTE 8 - INCOME TAXES

Fast Casual files income tax returns in the U.S. federal jurisdiction and the state of Pennsylvania. Fast Casual’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31, 2025 and 2024:

	2025	2024
Deferred tax assets:
Net operating loss carryforward	$712,604	$692,851
Valuation allowance	(712,604)	(692,851)
	$—	$—

The federal income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 21% to pretax income from continuing operations for the years ended December 31, 2025 and 2024 due to the following:

	2025	2024
Pre-tax book income	$166	$14,739
Gain on disposal of subsidiary	(19,919)	(26,183)
Gain on debt extinguishment	—	(26,183)
Loss on asset impairment and disposal	—	6,345
Valuation allowance	19,753	5,099
	$—	$—

The Company had net operating losses of approximately $4,787,245 with state net operating losses beginning to expire in 2041. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years. In accordance with the statute of limitations for federal tax returns, the Company’s federal tax returns for the years 2020 through 2024 are subject to examination.

Supplemental income tax disclosures follow:

Income taxes paid:
Federal		$3,212
State		—
Foreign		—
Total income taxes paid		$3,212

Income from continuing operations before income taxes:
Domestic		$—
Foreign		—
Income from continuing operations before income taxes		$—
Income tax expense from continuing operations:
Federal		$—
State		—
Foreign		—
Total Income Tax Expense (Benefit)	$

A reconciliation of income tax expense to the income tax expense computed at the statutory rate follows:

	Amount	%
Federal income tax expense (benefit)- at the statutory rate of 21%	$166	21%
Adjustments:
Other nontaxable and nondeductible items	(19,919)	(2515%	)
Valuation allowance	(19,753)	—
	$—	(2494%	)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our financial disclosure controls and procedures were not effective due to our limited internal resources and lack of ability to have multiple levels of transaction review.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, and effected by the board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

Management has assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued in 2013 by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based upon these criteria, we believe that, as of December 31, 2025, our system of internal control over financial reporting was not effective due to material weaknesses that were identified. The material weaknesses are caused by our limited internal resources and limited personnel. We presently have only two officers. The material weaknesses include: 1) no segregation of duties within the Company; 2) no management oversight or multiple levels of supervision and review; 3) no control documentation being produced and no one to review control documentation; and, 4) a lack of expertise in the application of generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the year ended December 31, 2025, no director or officer (as defined in SEC Rule 16a-1(f) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 405 of Regulation S-K.

Item 9C. Disclosures Regarding Foreign Jurisdictions That Prevent Inspection

Not Applicable.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

Information Concerning Directors

Each of the persons named below currently serve as a director of the Company.

Name	Position	Age	Start Date
George Athanasiadis	CEO/Director	49	March 2019

MBA.Mr. Athanasiadis joined the Company as Chief Executive Officer, Secretary, and Principal Financial Officer in March 2019. Mr. Athanasiadis has a history of managing multiple successful businesses. He has experience at an executive level and has served on multiple boards and as an officer of multiple companies. He graduated from University of Florida with a Bachelor’s of Science in electrical engineering. He also has a masters degree in business and a masters degree in information technology.

Recent Work History:

Bright Business LLC – Owner and operator of import of LED light fixtures for multi family construction for the last 15 years.

2G Group LLC – Managing director of marketing group that specializes in information technology and business development

Corporate Governance

Director Independence

Applying the definition of independence under Nasdaq rules, the board has determined that there are no independent directors on the board currently.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Attendance of Directors at Board Meetings and Annual Meeting of the Shareholders

During 2025, the Board of Directors met (or acted via written consent) 2 times. Each director during this time frame attended at least 75% of the aggregate number of meetings held during his term of service.

Board Committees

The board does not have committees established at this time.

Item 11. Executive Compensation

During the previous year and through the 1st quarter of this year Executive Compensation has been zero. Executive Compensation will begin as revenues increase. It is expected that compensation will begin in 2026 and will initially be $120,000 per year for executive board members that are working full time. Any additional board members that are not full time will be compensated on a contract basis and will be individually negotiated. Amount paid will not exceed the full time board members.

Review process for executive compensation is currently done between executives. As we increase revenues and growth there will be a specific committee established for the future. This committee will be The Compensation Committee. It is not yet established.

The following table illustrates compensation accrued to director during the most recently ended fiscal year:

Name	Fees earned or paid in cash ($) (Wages Earned and Accrued)	Stock awards ($)	Option awards ($)	Non-equity incentive compensation plan ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
George Athanasiadis	—	—	—	—	—	—	—

There are no outstanding equity awards and no new employment contracts have been signed during the most recent fiscal year.

Indemnification

Our articles of incorporation, by-laws and director indemnification agreements provide that each person who was or is made a party or is threatened to be made a party to or is otherwise involved (including, without limitation, as a witness) in any action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he or she is or was a director or an officer of the Company or, in the case of a director, is or was serving at our request as a director, officer, or trustee of another corporation, or of a partnership, joint venture, trust or other enterprise, including service with respect to an employee benefit plan, whether the basis of such proceeding is alleged action in an official capacity as a director, officer or trustee or in any other capacity while serving as a director, officer or trustee, shall be indemnified and held harmless by us to the fullest extent authorized by the Wyoming General Corporation Law against all expense, liability and loss reasonably incurred or suffered by such.

Section 17 of the Wyoming Statutes permits a corporation to indemnify any director or officer of the corporation against expenses (including attorney's fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in connection with any action, suit or proceeding brought by reason of the fact that such person is or was a director or officer of the corporation, if such person acted in good faith and in a manner that he or she reasonably believed to be in, or not opposed to, the best interests of the corporation, and, with respect to any criminal action or proceeding, if he or she had no reason to believe his or her conduct was unlawful. In a derivative action, ( i.e ., one brought by or on behalf of the corporation), indemnification may be provided only for expenses actually and reasonably incurred by any director or officer in connection with the defense or settlement of such an action or suit if such person acted in good faith and in a manner that he or she reasonably believed to be in, or not opposed to, the best interests of the corporation, except that no indemnification shall be provided if such person shall have been adjudged to be liable to the corporation, unless and only to the extent that the court in which the action or suit was brought shall determine that the defendant is fairly and reasonably entitled to indemnity for such expenses despite such adjudication of liability.

Item 12. Security Ownership of Beneficial Owners and Management, and Related Stockholder Matters

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and warrants held by that person that are exercisable as of the Record Date or become exercisable within 60 days of the Record Date are deemed outstanding even if they have not actually been exercised. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

The following tables set forth certain information with respect to beneficial ownership of the Company’s common stock as of March 31, 2026, based on 26,124,754 issued and outstanding shares of common stock, by:

●	Each director and director nominee;

●	Each named executive officer; and

●	All of the executive officers and directors as a group.

●	Each person known to be the beneficial owner of 5% or more of the Company’s outstanding common stock

To our knowledge each person named in the tables below has sole voting and investment power with respect to the number of shares of common stock set forth opposite such person’s name.

Title of Class	Name and address of Beneficial Owner	Amount of shares owned	Nature of beneficial ownership	Percent of class	Voting Power
Common	George Athanasiadis	14,998,000	Officer/Director	57.4%	11.8%
Preferred Series A	George Athanasiadis	10,000,000	Officer/Director	100%	79.2%

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the year ended December 31, 2025, George Athanasiadis, an officer and director of the Company, lent a total of $2,481 in short-term advances. The advances are unsecured, do not bear interest and are due on demand. As of December 31, 2025, the Company owes $2,481 under these short-term advances and $17,000 under a note payable issued in 2024.

During the year ended December 31, 2025, George Athanasiadis, an officer and director of the Company, lent a total of $39,000 under unsecured, non-interest-bearing notes payable to the Company’s former subsidiary, CK Distribution, 99Inc. During 2025, as part of the disposal of CK Distribution, Inc., a total of $101,000 in notes payable to George Athanasiadis was disposed and recorded as part of the $94,854 gain on disposition of subsidiary.

During the year ended December 31, 2025, a former officer of Fast Casual loaned the Company $15,000 as a short-term advance. Fast Casual repaid $83 and the remaining $15,246 of advances from the former officer were disposed as part of the disposal of CK Distribution, Inc upon his resignation in September 2025.

Item 14. Principal Accountant Fees and Services

Our auditor for the fiscal years ended December 31, 2025 and 2024, is M/s M.N. Vijay Kumar. The Company has ratified M/s M.N. Vijay Kumar, Independent Registered Public Accounting Firm, to audit our books, records and accounting for the year ended December 31, 2025. Our auditor for the fiscal year ended December 31, 2024, was also M/s M.N. Vijay Kumar.

The aggregate fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the principal accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year	Audit Fees	Audit Related Fees	Total Fees
2025	$25,000	$0	$25,000
2024	$25,000	$0	$25,000

Audit Fees: The aggregate fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K and other services that are normally provided by the principal accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees: The aggregate fees billed for assurance and related services rendered by the former principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the previous item, Audit Fees.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following Exhibits are filed with this Report:

Exhibit Number	Exhibit Name
3.1	Articles of Incorporation of Fast Casual, Inc. (incorporated by reference)
3.2	Articles of Incorporation Amended and Restated of Fast Casual, Inc. (incorporated by reference)
3.3	Corporate Bylaws of Fast Casual, Inc. (incorporated by reference)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.XSD	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - formatted in Inline XBRL and contained in Exhibit 101

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

Signature	Title	Date

/s/ George Athanasiadis	Chief Executive Officer, President, Secretary and Director (Principal Executive Officer and Principal Accounting and Financial Officer)	March 31, 2026
George Athanasiadis