Form 10-Q
period 2026-03-31
FAST CASUAL CONCEPTS, INC.
filed 2026-05-01
CIK 1807689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 for the quarterly period ended March 31, 2026

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

As of April 30, 2026, there were 26,124,754 issued and outstanding shares of common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FAST CASUAL CONCEPTS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash	$9,653	$202
Accounts receivable	—	9,300
Prepaid expenses	6,250	625
Total current assets	15,903	10,127
TOTAL ASSETS	$15,903	$10,127

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$17,714	$30,981
Notes payable, related party	19,481	19,481
Total current liabilities	37,195	50,462

Other non-current liabilities:
Notes payable, related party	21,000	—
SBA EID Loan 2020	114,484	114,484
Total non-current liabilities	135,484	114,484
TOTAL LIABILITIES	172,679	164,946

STOCKHOLDERS' DEFICIT
Preferred stock; $0.001 par value, 10,000,000,000 and 10,000,000,000 shares authorized and 10,000,000,000 and 10,000,000,000 shares issued and outstanding	10,000	10,000
Common stock; $0.001 par value, 750,000,000 and 750,000,000 shares authorized and 26,124,754 and 26,112,754 shares issued and outstanding	26,125	26,125
Common stock subscribed	—	—
Additional paid-in capital	1,856,254	1,856,254
Accumulated deficit	(2,049,155)	(2,047,198)
Total stockholders' deficit	(156,776)	(154,819)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,903	$10,127

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FAST CASUAL CONCEPTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
REVENUES
Sales – Digital marketing	$27,900	$—

OPERATING EXPENSES
Contract labor	17,831	—
Professional fees	8,569	9,589
General and administrative	2,398	70
Total operating expenses	28,798	9,659
Operating Loss	(898)	(9,659)
OTHER EXPENSES
Interest expense	(1,059)	—
Total other expenses	(1,059)	—
Net loss from continuing operations	$(1,957)	$(9,659)

Net loss from discontinued operations	—	(27,302)
Net income (loss)	$(1,957)	$(36,961)

Basic and fully diluted net loss per common share:
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	$(0.00)	$(0.00)
Basic and fully diluted net loss per common share	$(0.00)	$(0.00)
Basic and fully diluted weighted average common shares outstanding	26,124,754	26,112,754

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FAST CASUAL CONCEPTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2025	10,000,000	$10,000	26,124,754	$26,125	$1,856,254	$(2,047,198)	$(154,819)

Net loss for three months ended March 31, 2026	—	—	—	—	—	(1,957)	(1,957)
Balance, March 31, 2026	10,000,000	$10,000	26,124,754	$26,125	$1,856,254	$(2,049,155)	$(156,776)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
December 31, 2024	10,000,000	$10,000	26,112,754	$26,113	$1,850,266	$(2,047,990)	$(161,611)

Net loss for three months ended March 31, 2025	—	—	—	—	—	(36,961)	(36,961)
Balance, March 31, 2025	10,000,000	$10,000	26,112,754	$26,113	$1,850,266	$(2,084,951)	$(198,572)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FAST CASUAL CONCEPTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,957)	$(36,961)
Changes in operating assets and liabilities:
Accounts receivable	9,300	—
Prepaid assets	(5,625)	(7,500)
Leased assets	—	16,939
Accounts payable and accrued expenses	(13,267)	(10,976)
Lease liabilities		9,403
Net cash (used in)/provided by operating activities	(11,549)	(29,095)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of notes payable, related party	21,000	29,000
Net cash provided by (used in) financing activities	21,000	29,000

Net change in cash	$9,451	$(95)
Cash, beginning of year	$202	$247

Cash, end of year	$9,653	$152
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$1,154	$173
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FAST CASUAL CONCEPTS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The financial statements presented are those of Fast Casual Concepts, Inc. (“Fast Casual”, or the “Company”) and its wholly owned subsidiary, GDS Lumina, Inc. (“GDS”). Fast Casual was originally incorporated on March 23, 2019, under the laws of the State of Pennsylvania (PA). On April 13, 2020, the Company re-domiciled in the state of Wyoming, increasing its authorized number common shares available to be issued to 750,000,000.

Fast Casual was incorporated to develop, build, operate and franchise casual eating establishments. All restaurant development, building and operations were discontinued on October 1, 2022. The remaining franchising operations were discontinued during 2024 with the shuttering of the last franchised eating establishment.

GDS was incorporated on September 23, 2025 under the laws of the state of Wyoming to pursue digital marketing. GDS has 100,000 shares of common stock par value $0.001 per share available to be issued, All 100,000 shares of common stock are issued to Fast Casual as its parent.

On September 30, 2025, Fast Casual terminated its previous November 2024 acquisition of CK Distribution, LLC (“CK”). CK was incorporated on July 10, 2023 under the laws of the state of Florida to pursue production, market and sale of specialty drink mixes. CK was acquired by Fast Casual during November 2024 as the result of a private party agreement between the respective companies’ majority ownership, whereby, 100% ownership of the CK LLC was transferred to Fast Casual in exchange for a significant shareholder in Fast Casual transferring his personal shares to the former owner of CK. During September 2025, the parties agreed to terminate the agreement with all personal shares being returned and all liabilities of CK assumed by its new owner. As such, all balances and activity related to CK business have been shown as discontinued operations as of and for the three months ended March 31, 2026 (see Note 7).

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with Fast Casual's most recent audited financial statements as of December 31, 2025. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

Fast Casual recognized revenue from the sale of digital marketing services totaling $27,900 and $0 for the three months ended March 31, 2026 and 2025, respectively.

New Accounting Pronouncements

Fast Casual has implemented all new accounting pronouncements that are in effect and that may impact its financial statements. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

FAST CASUAL CONCEPTS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

Basic and Diluted Loss Per Share

Fast Casual presents both basic and diluted earnings per share (EPS) on the face of the consolidated statements of operations for both continuing and discontinued operations. Basic EPS is computed by dividing net income (loss) from continuing and discontinued operations available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible debt instrument, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There are no outstanding dilutive instruments as of March 31, 2026 or December 31, 2025.

The calculation of basic and diluted net loss per share are as follows:

	For the Three Months Ended March 31,
	2026	2025
Basic and Fully Diluted Net Loss Per Common Share:
Numerator:
Net loss from continuing operations	$(1,957)	$(9,659)
Net loss from discontinued operations	$—	$(27,302)
Net loss	$(1,957)	$(36,961)
Denominator:
Basic and fully diluted weighted-average common shares outstanding	26,124,754	26,112,754
Net loss per share from continuing operations	$(0.00)	$(0.00)
Net loss per share from discontinued operations	$—	$(0.00)
Basic and fully diluted net loss per share	$(0.00)	$(0.00)

NOTE 2 - RELATED PARTY TRANSACTIONS

Advances Payable

During the three months ended March 31, 2026, an officer and director of Fast Casual loaned the Company $21,000. The loans are due December 31, 2028, unsecured and do not bare interest. The balance of the related party loans were $40,481 and $19,481 at March 31, 2026 and December 31, 2025, respectively.

NOTE 3 - CARES ACT FUNDING

As part of the Coronavirus Aid, Relief and Economic Security Act, during 2020 through 2021, Fast Casual borrowed a total of $114,400 in Economic Injury Disaster Loans (EIDL). The EIDL are due in 30 years from the dates of issuance and the terms call for interest at 3.75% and installment payments of principal and interest of $577 per month beginning twenty-four months from the date of the original note in 2020. During 2024, the Company was granted partial payment relief through a hardship accommodation plan, temporarily reducing the monthly payment to $58 per month in interest only payments until March 2025. During 2025, $84 of fees were added to the principal balance of the loan. The balance of the EIDL was $114,484 and $114,484 at March 31, 2026 and December 31, 2025, respectively.

NOTE 4 - GOING CONCERN

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

FAST CASUAL CONCEPTS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

To date, Fast Casual has raised over $1,000,000 and is seeking to raise up to $5,000,000 total through private placements of its common stock. Funds received from the issuance of debt and equity will be used to increase its digital marketing services to ultimately achieve profitability. The continuation of Fast Casual as a going concern is dependent upon its ability to generate profitable operations that produce positive cash flows. If Fast Casual is not successful, it may be forced to raise additional debt or equity financing.

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

NOTE 5 - DISCONTINUED OPERATIONS

During September 2025, the Company terminated its acquisition of CK from November 2024. The parties agreed to return the privately held common stock shares of Fast Casual and the owner of CK assumed all liabilities and obligations of CK as of March 31, 2026. The historical statement of operations of the specialty beverage business of CK for the year ended December 31, 2025 has been presented as discontinued operations in the consolidated financial statements.

The operating results of the Company’s discontinued operations for the three months ended March 31, 2026 and 2025 are as follows:

	For the Three Months Ended March 31,
	2026	2025
REVENUES
Beverage sales	$—	$16,571

COST OF SALES
Beverage product costs	—	1,560
GROSS PROFIT – BEVERAGE SALES	—	15,011

OPERATING EXPENSES
Operating expenses	—	40,213
Professional fees	—	2,100
Total operating expenses	—	42,313
Loss from discontinued operations	$—	$(27,302)

Total cash provided by operating activities of discontinued operations were $- sand $5,963, respectively, for the three months ended March 31, 2026 and 2025, respectively.

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

Overview

Fast Casual was incorporated to develop, build, operate and franchise casual eating establishments. All restaurant development, building, operations and franchising operations were discontinued by the end of 2024. Fast Casual acquired CK Distribution (“CK”) in November 2024 to pursue production, market and sale of specialty drink mixes. During June 2025, Fast Casual and the former owner of CK agreed to terminate the acquisition agreement. As such, all balances and activity related to the CK specialty drink mix business have been shown as discontinued operations for the three months ended March 31, 2025. On September 23, 2025, the Company incorporated GDS Lumina, Inc. (“GDS”) under the laws of the state of Wyoming to pursue digital marketing, our current operations.

Going Concern

At March 31, 2026, we had $15,903 in total assets, all current, $37,195 in current liabilities and a $2,049,155 accumulated deficit. Our current liquidity resources are not sufficient to fund the anticipated level of operations for at least the next 12 months from the date these consolidated financial statements were issued. As a result, there is substantial doubt regarding the Company’s ability to continue as a going concern.

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

Results of Operations

For the Three Months Ended March 31, 2026 and 2025

Revenues

We recognized $27,900 and $0 in revenues during the three months ended March 31, 2026 and 2025, respectively, from providing digital marketing services.

Operating Expenses

Operating expenses were $28,798 during the three months ended March 31, 2026, compared to $9,659 during the three months ended March 31, 2025. Operating expenses consisted of $17,831 and $0 in contract labor related to the delivery of digital marketing services, $8,569 and $9,589 in professional fees and $2,398 and $70 in general and administrative expenses during the three months ended March 31, 2026 and 2025, respectively. Increases in contract labor and general and administrative expenses are mainly related to the Company’s discontinuation of the specialty beverage distribution business and entry into the digital marketing business during 2025.

Other Expenses

Total other expenses were $1,059 of interest expense during the three months ended March 31, 2026. There were no other expenses during the three months ended March 31, 2025.

Net Loss from Continuing Operations

As a result of the above, we recognized net loss of $1,957 and $9,659 for the three months ended March 31, 2026 and 2025, respectively.

Net Loss from Discontinued Operations

Net loss from discontinued operations related to the specialty beverage distribution business totaled $0 and $27,302 for the three months ended March 31, 2026 and 2025, respectively.

Net Loss

As a result of the above, we recognized net losses of $1,957 and $36,961 for the three months ended March 31, 2026 and 2025, respectively.

Liquidity and Capital Resources of the Company

Total and Current Assets

Total assets were $15,903 and $10,127 at March 31, 2026 and December 31, 2025, respectively, all current. Current assets consisted of $9,653 in cash and $6,250 in prepaid assets. Current assets as of December 31, 2025 totaled $10,127, consisting of $202 in cash, $9,300 in accounts receivable and prepaid assets of $625.

Total Liabilities

Total liabilities were $172,679 and $164,946 at March 31, 2026 and December 31, 2025, respectively. Total liabilities consists of current liabilities of $37,195 and $50,462 and non-current liabilities of $135,484 and $114,484 at March 31, 2026 and December 31, 2025, respectively.

Current Liabilities

Current liabilities totaled $37,195 and $50,462 as of as of March 31, 2026 and December 31, 2025, respectively. Current liabilities consisted of accounts payable and accrued expenses totaling $17,714 and $30,981, respectively, and notes payable to related parties totaling $19,481 and $19,481, respectively.

Non-Current Liabilities

Non-current liabilities totaled $114,484 and $114,484 as of as of March 31, 2026 and December 31, 2025, respectively. Non-current liabilities consisted of a notes payable of $114,484 and $114,400, respectively, and notes payable to related parties totaling $21,000 and $0, respectively.

Net Cash Used in Operating Activities

During the three months ended March 31, 2026, our operating activities used net cash of $11,549. Uses of cash during the three months ended March 31, 2026 are mainly due to a $13,267 decrease in accounts payable and accrued expenses, a $5,625 increase in prepaid assets and the $1,957 in net loss, partially offset by a $9,300 decrease in accounts payable.

During the three months ended March 31, 2025, our operating activities used net cash of $29,095. Uses of cash during the three months ended March 31, 2025 are mainly due to the $36,961 net loss as well as a $7,500 increase in prepaid assets. Uses are partially offset by a $9,403 increase in accounts payable and accrued expenses and net changes of $5,963 in discontinued lease assets and liabilities.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2026 and 2025, we received $21,000 and $29,000 from notes payable from related parties, respectively.

At March 31, 2026 and December 31, 2025, we had a working capital deficit of $21,292 and $40,335, respectively.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the three months ended March 31, 2026 or 2025.

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

Revenue Recognition

We recognize revenue in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Series Codification (“ASC”) 606, Revenue From Contracts With Customers (“ASC 606”), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. ASC 606 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. Accordingly, we recognize revenue based on the allocation of the transaction price to each performance obligation as each performance obligation in a contract is satisfied. We generated revenue from continuing operations from the sale of digital marketing services during the three months endedMarch 31, 2026.

Leases

Operating lease liabilities represented the present value of lease payments not yet paid. Operating lease assets represented rights to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, incremental borrowing rates corresponding to the reasonably certain lease term were estimated. If the estimate of our incremental borrowing rate was changed, operating lease assets and liabilities could differ materially. Stock Based Compensation

Stock Based Compensation

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

We carried out an evaluation under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026, the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2026 due to the material weakness in our internal controls over financial reporting, including our failure to design and maintain formal accounting policies, processes, and controls to analyze, and account for complex transactions as well as a need for additional accounting personnel who have the requisite experience in SEC reporting regulation.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the first quarter of 2026, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, which have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

For information regarding risk factors, see “Part I. Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Signature	Title	Date

/s/ George Athanasiadis	Chief Executive Officer, President, Secretary and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	April 30, 2026
George Athanasiadis