Form 10-Q
period 2026-06-30
FAST CASUAL CONCEPTS, INC.
filed 2026-08-03
CIK 1807689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 for the quarterly period ended June 30, 2026

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 for the transition period from ____________ to ____________.

Commission file number:  000-54457

FAST CASUAL CONCEPTS, INC.

(Exact name of registrant as specified in its charter)

Wyoming	83-4100110
(State of incorporation)	(IRS Employer Identification No.)

30 N Gould Street #60224 Sheridan, WY 82801
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

As of July 31 2026, there were 26,124,754 issued and outstanding shares of common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FAST CASUAL CONCEPTS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash	$6,306	$202
Accounts receivable	—	9,300
Prepaid expenses	4,375	625
Total current assets	10,681	10,127
TOTAL ASSETS	$10,681	$10,127

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,886	$30,981
Notes payable, related party	19,481	19,481
Total current liabilities	29,367	50,462

Other non-current liabilities:
Notes payable, related party	33,000	—
SBA EID Loan 2020	114,484	114,484
Total non-current liabilities	147,484	114,484
TOTAL LIABILITIES	176,851	164,946

STOCKHOLDERS' DEFICIT
Preferred stock; $0.001 par value, 10,000,000,000 and 10,000,000,000 shares authorized and 10,000,000,000 and 10,000,000,000 shares issued and outstanding	10,000	10,000
Common stock; $0.001 par value, 750,000,000 and 750,000,000 shares authorized and 26,124,754 and 26,124,754 shares issued and outstanding	26,125	26,125
Additional paid-in capital	1,856,254	1,856,254
Accumulated deficit	(2,058,549)	(2,047,198)
Total stockholders' deficit	(166,170)	(154,819)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,681	$10,127

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FAST CASUAL CONCEPTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six months Ended June 30,
	2026	2025	2026	2025
REVENUES
Sales – Digital marketing	$27,900	$18,500	$55,800	$18,500

OPERATING EXPENSES
Operating expenses	17,876	4,400	35,707	4,400
General and administrative	2,220	4,217	4,618	4,287
Professional fees	16,129	3,148	24,698	12,737
Total operating expenses	36,225	11,765	65,023	21,424
Operating Income (Loss)	(8,325)	6,735	(9,223)	(2,924)

OTHER EXPENSES
Loss on disposal of subsidiary	—	(7,999)	—	(7,999)
Interest expense	(1,069)	(2,127)	(2,128)	(2,127)
Total other expenses	(1,069)	(10,126)	(2,128)	(10,126)
Net loss from continuing operations	$(9,394)	$(3,391)	$(11,351)	$(13,050)

Net income (loss) from discontinued operations	—	(33,637)	—	(60,939)
Net income (loss)	$(9,394)	$(37,028)	$(11,351)	$(73,989)

Basic and diluted net loss per common share
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	$—	$(0.00)	$—	$(0.00)
Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	26,124,754	26,118,621	26,124,754	26,115,870

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FAST CASUAL CONCEPTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2025	10,000,000	$10,000	26,124,754	$26,125	$1,856,254	$(2,047,198)	$(154,819)

Net loss for the six months ended June 30, 2026	—	—	—	—	—	(11,351)	(11,351)
Balance, June 30, 2026	10,000,000	$10,000	26,124,754	$26,125	$1,856,254	$(2,058,549)	$(166,170)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance, March 31, 2026	10,000,000	$10,000	26,124,754	$26,125	$1,856,254	$(2,049,155)	$(156,776)

Net loss for the six months ended June 30, 2026	—	—	—	—	—	(9,394)	(9,394)
Balance, June 30, 2026	10,000,000	$10,000	26,124,754	$26,125	$1,856,254	$(2,058,549)	$(166,170)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	10,000,000	$10,000	26,112,754	$26,113	$1,850,266	$(2,047,990)	$(161,611)

Common stock issued for cash	—	—	12,000	12	5,988	—	6,000

Net loss for six months ended June 30, 2025	—	—	—	—	—	(73,989)	(73,989)
Balance, June 30, 2025	10,000,000	$10,000	26,124,754	$26,125	$1,856,254	$(2,121,979)	$(229,600)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance, March 31, 2025	10,000,000	$10,000	26,112,754	$26,113	$1,850,266	$(2,084,951)	$(198,572)

Net loss for the six months ended June 30, 2025	—	—	—	—	—	(37,028)	(37,028)
Balance, June 30, 2025	10,000,000	$10,000	26,124,754	$26,125	$1,856,254	$(2,121,979)	$(229,600)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FAST CASUAL CONCEPTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,351)	$(73,989)
Adjustments to reconcile net loss to cash used by operating activities:
Loss on disposal of subsidiary	—	7,999
Changes in operating assets and liabilities:
Accounts receivable	9,300	(18,500)
Prepaid assets	(3,750)	(3,880)
Leased assets	—	34,127
Accounts payable and accrued expenses	(21,095)	14,458
Lease liabilities	—	(22,500)
Net cash used in operating activities	(26,896)	(62,285)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of notes payable, related party	33,000	56,481
Common stock issued for cash	—	6,000
Payments on notes payable, related party	—	(83)
Net cash provided by (used in) financing activities	33,000	62,398

Net change in cash	$6,104	$113
Cash, beginning of period	$202	$247

Cash, end of period	$6,306	$360

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$2,885	$2,481
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FAST CASUAL CONCEPTS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

On September 30, 2025, Fast Casual terminated its previous November 2024 acquisition of CK Distribution, LLC (“CK”). CK was incorporated on July 10, 2023 under the laws of the state of Florida to pursue production, market and sale of specialty drink mixes. CK was acquired by Fast Casual during November 2024 as the result of a private party agreement between the respective companies’ majority ownership, whereby, 100% ownership of the CK LLC was transferred to Fast Casual in exchange for a significant shareholder in Fast Casual transferring his personal shares to the former owner of CK. During September 2025, the parties agreed to terminate the agreement with all personal shares being returned and all liabilities of CK assumed by its new owner. As such, all balances and activity related to CK business have been shown as discontinued operations as of and for the six months ended June 30, 2026 (see Note 7).

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with Fast Casual's most recent audited financial statements as of December 31, 2025. Operating results for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

Fast Casual recognized revenue from the sale of digital marketing services totaling $55,800 and $18,500 for the six months ended June 30, 2026 and 2025, respectively.

New Accounting Pronouncements

Fast Casual has implemented all new accounting pronouncements that are in effect and that may impact its financial statements. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Basic and Diluted Loss Per Share

Fast Casual presents both basic and diluted earnings per share (EPS) on the face of the consolidated statements of operations for both continuing and discontinued operations. Basic EPS is computed by dividing net income (loss) from continuing and discontinued operations available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible debt instrument, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There are no outstanding dilutive instruments as of June 30, 2026 or December 31, 2025.

The calculation of basic and diluted net loss per share are as follows:

	For the Six Months Ended June 30,
	2026	2025
Basic and Fully Diluted Net Loss Per Common Share:
Numerator:
Net loss from continuing operations	$(11,351)	$(13,050)
Net loss from discontinued operations	$—	$(60,939)
Net loss	$(11,351)	$(73,989)
Denominator:
Basic and fully diluted weighted-average common shares outstanding	26,124,754	26,115,870
Net loss per share from continuing operations	$(0.00)	$(0.00)
Net loss per share from discontinued operations	$—	$(0.00)
Basic and fully diluted net loss per share	$(0.00)	$(0.00)

NOTE 2 - RELATED PARTY TRANSACTIONS

Advances Payable

During the six months ended June 30, 2026, an officer and director of Fast Casual loaned the Company $33,000. The loans are due December 31, 2028, unsecured and do not bare interest. The balance of the related party loans were $31,481 and $19,481 at June 30, 2026 and December 31, 2025, respectively.

NOTE 3 - CARES ACT FUNDING

As part of the Coronavirus Aid, Relief and Economic Security Act, during 2020 through 2021, Fast Casual borrowed a total of $114,400 in Economic Injury Disaster Loans (EIDL). The EIDL are due in 30 years from the dates of issuance and the terms call for interest at 3.75% and installment payments of principal and interest of $577 per month beginning twenty-four months from the date of the original note in 2020. During 2025, $84 of fees were added to the principal balance of the loan. The balance of the EIDL was $114,484 and $114,484 at June 30, 2026 and December 31, 2025, respectively.

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

NOTE 5 - DISCONTINUED OPERATIONS

During September 2025, the Company terminated its acquisition of CK from November 2024. The parties agreed to return the privately held common stock shares of Fast Casual and the owner of CK assumed all liabilities and obligations of CK as of June 30, 2026. The historical statement of operations of the specialty beverage business of CK for the year ended December 31, 2025 has been presented as discontinued operations in the consolidated financial statements.

The operating results of the Company’s discontinued operations for the six months ended June 30, 2026 and 2025 are as follows:

	For the Six months Ended June 30,
	2026	2025
REVENUES
Beverage sales	$—	$36,854

COST OF SALES
Beverage product costs	—	10,494
GROSS PROFIT – BEVERAGE SALES	—	26,360

OPERATING EXPENSES
Operating expenses	—	85,199
Professional fees	—	2,100
Total operating expenses	—	87,299
Loss from discontinued operations	$—	$(60,939)

Total cash provided by operating activities of discontinued operations were $- sand $6,873, respectively, for the six months ended June 30, 2026 and 2025, respectively.

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

Overview

Fast Casual was incorporated to develop, build, operate and franchise casual eating establishments. All restaurant development, building, operations and franchising operations were discontinued by the end of 2024. Fast Casual acquired CK Distribution (“CK”) in November 2024 to pursue production, market and sale of specialty drink mixes. During June 2025, Fast Casual and the former owner of CK agreed to terminate the acquisition agreement. As such, all balances and activity related to the CK specialty drink mix business have been shown as discontinued operations for the six months ended June 30, 2025. On September 23, 2025, the Company incorporated GDS Lumina, Inc. (“GDS”) under the laws of the state of Wyoming to pursue digital marketing, our current operations.

Going Concern

At June 30, 2026, we had $10,681 in total assets, all current, $41,367 in current liabilities and a $2,058,549 accumulated deficit. Our current liquidity resources are not sufficient to fund the anticipated level of operations for at least the next 12 months from the date these consolidated financial statements were issued. As a result, there is substantial doubt regarding the Company’s ability to continue as a going concern.

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

Results of Operations

For the Three Months Ended June 30, 2026 and 2025

Revenues

We recognized $27,900 and $18,500 in revenues during the three months ended June 30, 2026 and 2025, respectively, from providing digital marketing services.

Operating Expenses

Operating expenses were $36,225 during the three months ended June 30, 2026, compared to $11,765 during the three months ended June 30, 2025. Operating expenses consisted of $17,876 and $4,400 in operating expenses such as contract labor related to the delivery of digital marketing services, $16,129 and $3,148 in professional fees and $2,220 and $4,217 in general and administrative expenses during the three months ended June 30, 2026 and 2025, respectively. Increases in operating expenses and professional fees are mainly related to the Company’s discontinuation of the specialty beverage distribution business and entry into the digital marketing business during the second quarter of 2025.

Other Expenses

Total other expenses consisted of $1,069 and $2,127 of interest expenses and $0 and $7,999 in losses from disposal of subsidiary during the three months ended June 30, 2026 and 2025, respectively.

Net Loss from Continuing Operations

As a result of the above, we recognized net loss of $9,394 and $3,391 for the three months ended June 30, 2026 and 2025, respectively.

Net Loss from Discontinued Operations

Net loss from discontinued operations related to the specialty beverage distribution business totaled $0 and $33,637 for the three months ended June 30, 2026 and 2025, respectively.

Net Loss

As a result of the above, we recognized net losses of $9,394 and $37,028 for the three months ended June 30, 2026 and 2025, respectively.

For the Six months Ended June 30, 2026 and 2025

Revenues

We recognized $55,800 and $18,500 in revenues during the six months ended June 30, 2026 and 2025, respectively, from providing digital marketing services.

Operating Expenses

Operating expenses were $65,023 during the six months ended June 30, 2026, compared to $21,424 during the six months ended June 30, 2025. Operating expenses consisted of $35,707 and $4,400 in operating expenses such as contract labor related to the delivery of digital marketing services, $24,698 and $12,737 in professional fees and $4,618 and $4,287 in general and administrative expenses during the six months ended June 30, 2026 and 2025, respectively. Increases in all categories are mainly related to the Company’s discontinuation of the specialty beverage distribution business and entry into the digital marketing business during the second quarter of 2025.

Other Expenses

Total other expenses consisted of $2,128 and $2,127 of interest expenses and $0 and $7,999 in losses from disposal of subsidiary during the six months ended June 30, 2026 and 2025, respectively.

Net Loss from Continuing Operations

As a result of the above, we recognized net loss of $11,351 and $13,050 for the six months ended June 30, 2026 and 2025, respectively.

Net Loss from Discontinued Operations

Net loss from discontinued operations related to the specialty beverage distribution business totaled $0 and $60,939 for the six months ended June 30, 2026 and 2025, respectively.

Net Loss

As a result of the above, we recognized net losses of $11,351 and $73,989 for the six months ended June 30, 2026 and 2025, respectively.

Liquidity and Capital Resources of the Company

Total and Current Assets

Total assets were $10,681 and $10,127 at June 30, 2026 and December 31, 2025, respectively, all current. Current assets consisted of $6,306 in cash and $4,375 in prepaid assets. Current assets as of December 31, 2025 totaled $10,127, consisting of $202 in cash, $9,300 in accounts receivable and prepaid assets of $625.

Total Liabilities

Total liabilities were $176,851 and $164,946 at June 30, 2026 and December 31, 2025, respectively. Total liabilities consist of current liabilities of $29,367 and $50,462 and non-current liabilities of $147,484 and $114,484 at June 30, 2026 and December 31, 2025, respectively.

Current Liabilities

Current liabilities totaled $26,367 and $50,462 as of as of June 30, 2026 and December 31, 2025, respectively. Current liabilities consisted of accounts payable and accrued expenses totaling $9,886 and $30,981, respectively, and notes payable to related parties totaling $19,481 and $19,481, respectively.

Non-Current Liabilities

Non-current liabilities totaled $147,484 and $114,484 as of as of June 30, 2026 and December 31, 2025, respectively. Non-current liabilities consisted of a notes payable of $114,484 and $114,400, respectively, and notes payable to related parties totaling $33,000 and $0, respectively.

Net Cash Used in Operating Activities

During the six months ended June 30, 2026, our operating activities used net cash of $26,896. Uses of cash during the six months ended June 30, 2026 are mainly due to a $21,095 decrease in accounts payable and accrued expenses, a $3,750 increase in prepaid assets and the $13,351 in net loss, partially offset by a $9,300 decrease in accounts receivable.

During the six months ended June 30, 2025, our operating activities used net cash of $62,285. Uses of cash during the six months ended June 30, 2025 are mainly due to the $73,989 net loss as well as a $3,880 increase in prepaid assets and $18,500 increase in accounts receivable. Uses are partially offset by a $14,458 increase in accounts payable and accrued expenses and net changes of $11,627 in discontinued lease assets and liabilities.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2026 and 2025, we received $33,000 and $56,481 from notes payable from related parties and $0 and $6,000 in cash from the sale of common stock, respectively.

At June 30, 2026 and December 31, 2025, we had a working capital deficit of $18,686 and $40,335, respectively.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the six months ended June 30, 2026 or 2025.

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

Revenue Recognition

We recognize revenue in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Series Codification (“ASC”) 606, Revenue From Contracts With Customers (“ASC 606”), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. ASC 606 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. Accordingly, we recognize revenue based on the allocation of the transaction price to each performance obligation as each performance obligation in a contract is satisfied. We generated revenue from continuing operations from the sale of digital marketing services during the six months ended June 30, 2026.

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

We carried out an evaluation under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026, the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2026 due to the material weakness in our internal controls over financial reporting, including our failure to design and maintain formal accounting policies, processes, and controls to analyze, and account for complex transactions as well as a need for additional accounting personnel who have the requisite experience in SEC reporting regulation.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the second quarter of 2026, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, which have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Signature	Title	Date

/s/ George Athanasiadis	Chief Executive Officer, President, Secretary and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	July 31, 2026
George Athanasiadis