Form 10-Q
period 2026-09-30
Eyeonix AIQ, Inc.
filed 2026-11-12
CIK 1807689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 for the quarterly period ended September 30, 2026

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 for the transition period from ____________ to ____________.

Commission file number:  000-54457

EYEONIX AIQ, INC.

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

As of November 12, 2026, there were 26,194,754 issued and outstanding shares of common stock.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EYEONIX AIQ, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash	$68,458	$202
Accounts receivable	—	9,300
Prepaid expenses	2,500	625
Total current assets	70,958	10,127
TOTAL ASSETS	$70,958	$10,127

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,480	$30,981
Advances payable, related party	19,842	19,481
Notes payable, related party	10,000	—
Total current liabilities	36,322	50,462

Other non-current liabilities:
Notes payable, related party	33,000	—
SBA EID Loan 2020	114,484	114,484
Total non-current liabilities	147,484	114,484
TOTAL LIABILITIES	183,806	164,946

STOCKHOLDERS' DEFICIT
Preferred stock; $0.001 par value, 20,000,000 and 20,000,000 shares authorized and 10,000,000 and 10,000,000 shares issued and outstanding	10,000	10,000
Common stock; $0.001 par value, 750,000,000 and 750,000,000 shares authorized and 26,194,754 and 26,124,754 shares issued and outstanding	26,195	26,125
Additional paid-in capital	1,926,184	1,856,254
Accumulated deficit	(2,075,227)	(2,047,198)
Total stockholders' deficit	(112,848)	(154,819)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$70,958	$10,127

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EYEONIX AIQ, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine months Ended September 30,
	2026	2025	2026	2025
REVENUES
Sales – Digital marketing	$27,900	$26,100	$83,700	$44,600

OPERATING EXPENSES
Operating expenses	17,875	7,444	53,582	11,844
General and administrative	9,591	5,655	14,209	9,942
Professional fees	16,030	12,597	40,728	27,434
Total operating expenses	43,496	25,696	108,519	49,220
Operating Income (Loss)	(15,596)	404	(24,819)	(4,620)

OTHER EXPENSES
Gain on disposal of subsidiary	—	1,853	—	(6,146)
Interest expense	(1,082)	(1,168)	(3,210)	(3,295)
Total other expenses	(1,082)	685	(3,210)	(9,441)
Net income (loss) from continuing operations	$(16,678)	$1,089	$(28,029)	$(14,061)

Net income (loss) from discontinued operations	—	—	—	(58,839)
Net income (loss)	$(16,678)	$1,089	$(28,029)	$(72,900)

Basic and diluted net income (loss) per common share
Continuing operations	$(0.00)	$0.00	$(0.00)	$(0.00)
Discontinued operations	$—	$—	$—	$(0.00)
Basic and diluted net income (loss) per common share	$(0.00)	$0.00	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	26,128,558	26,124,754	26,126,036	26,118,864

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EYEONIX AIQ, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2025	10,000,000	$10,000	26,124,754	$26,125	$1,856,254	$(2,047,198)	$(154,819)

Common stock issued for cash	—	—	70,000	70	69,930	—	70,000

Net loss for the nine months ended September 30, 2026	—	—	—	—	—	(28,029)	(28,029)
Balance, September 30, 2026	10,000,000	$10,000	26,194,754	$26,195	$1,926,184	$(2,075,227)	$(112,848)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance, June 30, 2026	10,000,000	$10,000	26,124,754	$26,125	$1,856,254	$(2,058,549)	$(166,170)

Common stock issued for cash	—	—	70,000	70	69,930	—	70,000

Net loss for the three months ended September 30, 2026	—	—	—	—	—	(16,678)	(16,678)
Balance, September 30, 2026	10,000,000	$10,000	26,194,754	$26,195	$1,926,184	$(2,075,227)	$(112,848)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
December 31, 2024	10,000,000	$10,000	26,112,754	$26,113	$1,850,266	$(2,047,990)	$(161,611)

Common stock issued for cash	—	—	12,000	12	5,988	—	6,000

Net loss for nine months ended September 30, 2025	—	—	—	—	—	(72,900)	(72,900)
Balance, September 30, 2025	10,000,000	$10,000	26,124,754	$26,125	$1,856,254	$(2,120,890)	$(228,511)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance, June 30, 2025	10,000,000	$10,000	26,124,754	$26,125	$1,856,254	$(2,121,979)	$(229,600)

Net income for the three months ended September 30, 2025	—	—	—	—	—	1,089	1,089
Balance, September 30, 2025	10,000,000	$10,000	26,124,754	$26,125	$1,856,254	$(2,120,890)	$(228,511)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EYEONIX AIQ, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine months Ended September 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,029)	$(72,900)
Adjustments to reconcile net loss to cash used by operating activities:
Loss on disposal of subsidiary	—	7,999
Changes in operating assets and liabilities:
Accounts receivable	9,300	(9,300)
Prepaid assets	(1,875)	(2,005)
Leased assets	—	34,427
Accounts payable and accrued expenses	(24,501)	8,815
Advances payable, related party	361	—
Lease liabilities	—	(22,500)
Net cash used in operating activities	(44,744)	(55,464)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of notes payable, related party	43,000	56,565
Common stock issued for cash	70,000	6,000
Payments on notes payable, related party	—	(83)
Net cash provided by (used in) financing activities	113,000	62,482

Net change in cash	$68,256	$7,018
Cash, beginning of period	$202	$247

Cash, end of period	$68,458	$7,265
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$5,193	$3,635
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

EYEONIX AIQ, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The financial statements presented are those of Eyeonix AIQ, Inc. (formerly “Fast Casual Concepts, Inc.”) (“Eyeonix”, or the “Company”) and its wholly owned subsidiaries, Eyeonix Med AIQ, Inc. (“Eyeonix Med”) and GDS Lumina, Inc. (“GDS”). Eyeonix was originally incorporated on March 23, 2019, under the laws of the State of Pennsylvania (PA). On April 13, 2020, the Company re-domiciled in the state of Wyoming, increasing its authorized number common shares available to be issued to 750,000,000.

Eyeonix was incorporated to develop, build, operate and franchise casual eating establishments. All restaurant development, building and operations were discontinued on October 1, 2022. The remaining franchising operations were discontinued during 2024 with the shuttering of the last franchised eating establishment.

GDS was incorporated on September 23, 2025 under the laws of the state of Wyoming to pursue digital marketing. GDS has 100,000 shares of common stock par value $0.001 per share available to be issued. All 100,000 shares of common stock are issued to Eyeonix as its parent.

Eyeonix Med was incorporated on July 13, 2026 under the laws of the state of Wyoming to develop, produce, market and sell the Eyeonix Command Medical Product, an intelligent medical decision tool that uses current guidelines to assist in the decision-making process of patient treatment. Eyeonix Med has 750,000,000 shares of common stock par value $0.001 per share and 100,000,000 shares of preferred stock par value $0.001 per share available to be issued. Eyeonix Med has designated Preferred Series A shares to have a 10 to 1 voting power to each share of common stock. There are 100,000 shares of common stock issued to Eyeonix as its parent.

On September 30, 2025, Eyeonix terminated its previous November 2024 acquisition of CK Distribution, LLC (“CK”). CK was incorporated on July 10, 2023 under the laws of the state of Florida to pursue production, market and sale of specialty drink mixes. CK was acquired by Eyeonix during November 2024 as the result of a private party agreement between the respective companies’ majority ownership, whereby, 100% ownership of the CK LLC was transferred to Eyeonix in exchange for a significant shareholder in Eyeonix transferring his personal shares to the former owner of CK. During September 2025, the parties agreed to terminate the agreement with all personal shares being returned and all liabilities of CK assumed by its new owner. As such, all balances and activity related to CK business have been shown as discontinued operations as of and for the nine months ended September 30, 2026 (see Note 5).

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with Eyeonix's most recent audited financial statements as of December 31, 2025. Operating results for the nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Revenue Recognition Policy

Eyeonix recognizes revenue in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Series Codification (“ASC”) 606, Revenue From Contracts With Customers (“ASC 606”), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. ASC 606 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue based on the allocation of the transaction price to each performance obligation as each performance obligation in a contract is satisfied.

Eyeonix recognized revenue from the sale of digital marketing services totaling $83,700 and $44,600 for the nine months ended September 30, 2026 and 2025, respectively.

EYEONIX AIQ, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

New Accounting Pronouncements

Eyeonix has implemented all new accounting pronouncements that are in effect and that may impact its financial statements. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Basic and Diluted Loss Per Share

Eyeonix presents both basic and diluted earnings per share (EPS) on the face of the consolidated statements of operations for both continuing and discontinued operations. Basic EPS is computed by dividing net income (loss) from continuing and discontinued operations available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible debt instrument, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There are no outstanding dilutive instruments as of September 30, 2026 or December 31, 2025.

The calculations of basic and diluted net loss per share are as follows:

	For the Nine months Ended September 30,
	2026	2025
Basic and Fully Diluted Net Loss Per Common Share:
Numerator:
Net loss from continuing operations	$(28,029)	$(14,061)
Net loss from discontinued operations	$—	$(58,839)
Net loss	$(28,029)	$(72,900)
Denominator:
Basic and fully diluted weighted-average common shares outstanding	26,126,036	26,118,864
Net loss per share from continuing operations	$(0.00)	$(0.00)
Net loss per share from discontinued operations	$—	$(0.00)
Basic and fully diluted net loss per share	$(0.00)	$(0.00)

NOTE 2 - RELATED PARTY TRANSACTIONS

Advances Payable

The Company owes an officer and director of the Company $19,842 and $19,481 as of September 30, 2026 and December 31, 2025, respectively, for cash advances during 2025 and 2024. The advances are due on demand, unsecured and do not bear interest.

Notes Payable

During the nine months ended September 30, 2026, an officer and director of Eyeonix loaned the Company $43,000. The loans are due December 31, 2028, with $10,000 repayable on demand, they are unsecured and do not bear interest. The balance of the related party notes payable was $43,000 and $0 at September 30, 2026 and December 31, 2025, respectively.

NOTE 3 - CARES ACT FUNDING

As part of the Coronavirus Aid, Relief and Economic Security Act, during 2020 through 2021, Eyeonix borrowed a total of $114,400 in Economic Injury Disaster Loans (EIDL). The EIDL are due in 30 years from the dates of issuance and the terms call for interest at 3.75% and installment payments of principal and interest of $577 per month beginning twenty-four months from the date of the original note in 2020. During 2025, $84 in fees were added to the principal balance of the loan. The balance of the EIDL was $114,484 and $114,484 at September 30, 2026 and December 31, 2025, respectively.

EYEONIX AIQ, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

NOTE 4 - GOING CONCERN

Eyeonix's financial statements are prepared using Generally Accepted Accounting Principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Eyeonix has accumulated losses since its inception and has negative cash flows from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about Eyeonix's ability to continue as a going concern are as follows:

To date, Eyeonix has raised over $1,000,000 and is seeking to raise up to $5,000,000 total through private placements of its common stock. Funds received from the issuance of debt and equity will be used to increase its digital marketing and technology services to ultimately achieve profitability. The continuation of Eyeonix as a going concern is dependent upon its ability to generate profitable operations that produce positive cash flows. If Eyeonix is not successful, it may be forced to raise additional debt or equity financing.

There can be no assurance that Eyeonix will be able to achieve its business plans, raise any more required capital or secure the financing necessary to achieve its current operating plan.  The ability of Eyeonix to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5 - DISCONTINUED OPERATIONS

During September 2025, the Company terminated its acquisition of CK from November 2024. The parties agreed to return the privately held common stock shares of Eyeonix and the owner of CK assumed all liabilities and obligations of CK as of September 30, 2026. The historical statement of operations of the specialty beverage business of CK for the year ended December 31, 2025 has been presented as discontinued operations in the consolidated financial statements.

The operating results of the Company’s discontinued operations for the nine months ended September 30, 2026 and 2025 are as follows:

	For the Nine months Ended September 30,
	2026	2025
REVENUES
Beverage sales	$—	$36,854

COST OF SALES
Beverage product costs	—	35,868
GROSS PROFIT – BEVERAGE SALES	—	986

OPERATING EXPENSES
General and administrative expenses	—	50,625
Professional fees	—	9,200
Total operating expenses	—	59,825
Loss from discontinued operations	$—	$(58,839)

Total cash provided by operating activities of discontinued operations were $- and $11,927, respectively, for the nine months ended September 30, 2026 and 2025, respectively.

NOTE 6 - SUBSEQUENT EVENTS

On Nov. 3rd the company approved for issuance 30,000 shares of restricted stock for $30,000 cash, or $1 per share.

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

Overview

Eyeonix was incorporated to develop, build, operate and franchise casual eating establishments. All restaurant development, building, operations and franchising operations were discontinued by the end of 2024. Eyeonix acquired CK Distribution (“CK”) in November 2024 to pursue production, market and sale of specialty drink mixes. During June 2025, Eyeonix and the former owner of CK agreed to terminate the acquisition agreement. As such, all balances and activity related to the CK specialty drink mix business have been shown as discontinued operations for the nine months ended September 30, 2025.

On September 23, 2025, the Company incorporated GDS Lumina, Inc. (“GDS”) under the laws of the state of Wyoming to pursue digital marketing, our current operations and Eyeonix Med was incorporated on July 13, 2026 under the laws of the state of Wyoming to develop, produce, market and sell the new Eyeonix Command Medical Product.

Going Concern

At September 30, 2026, we had $70,958 in total assets, all current, $36,322 in current liabilities and a $2,075,227 accumulated deficit. Our current liquidity resources are not sufficient to fund the anticipated level of operations for at least the next 12 months from the date these consolidated financial statements were issued. As a result, there is substantial doubt regarding the Company’s ability to continue as a going concern.

The ability to continue Eyeonix’s operations depends on its ability to generate and grow revenue and results of operations as well as our ability to access capital markets when necessary to accomplish strategic objectives. We expect to continue to incur losses for the immediate future and will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities. Our future capital requirements for operations will depend on many factors, including the ability to generate revenues and obtain capital.

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

Results of Operations

For the Three Months Ended September 30, 2026 and 2025

Revenues

We recognized $27,900 and $26,100 in revenues during the three months ended September 30, 2026 and 2025, respectively, from providing digital marketing services.

Operating Expenses

Operating expenses were $43,496 during the three months ended September 30, 2026, compared to $25,696 during the three months ended September 30, 2025. Operating expenses consisted of $17,875 and $7,444 in operating expenses such as contract labor related to the delivery of digital marketing services, $16,030 and $12,597 in professional fees and $9,591 and $5,655 in general and administrative expenses during the three months ended September 30, 2026 and 2025, respectively. Increases in operating expenses and professional fees are mainly related to the Company’s discontinuation of the specialty beverage distribution business and entry into the digital marketing business during the second quarter of 2025.

Other Expenses

Total other expenses consisted of $1,082 and $1,168 of interest expenses and $0 and $1,853 in gains from disposal of subsidiary during the three months ended September 30, 2026 and 2025, respectively.

Net Income (Loss)

As a result of the above, we recognized net loss of $16,678 and net income of $1,089 for the three months ended September 30, 2026 and 2025, respectively.

For the Nine months ended September 30, 2026 and 2025

Revenues

We recognized $83,700 and $44,600 in revenues during the nine months ended September 30, 2026 and 2025, respectively, from providing digital marketing services.

Operating Expenses

Operating expenses were $108,519 during the nine months ended September 30, 2026, compared to $49,220 during the nine months ended September 30, 2025. Operating expenses consisted of $53,582 and $11,844 in operating expenses such as contract labor related to the delivery of digital marketing services, $40,728 and $27,434 in professional fees and $14,209 and $9,942 in general and administrative expenses during the nine months ended September 30, 2026 and 2025, respectively. Increases in all categories are mainly related to the Company’s discontinuation of the specialty beverage distribution business and entry into the digital marketing business during the second quarter of 2025.

Other Expenses

Total other expenses consisted of $3,210 and $3,295 of interest expenses and $0 and $6,146 in losses from disposal of subsidiary during the nine months ended September 30, 2026 and 2025, respectively.

Net Loss from Continuing Operations

As a result of the above, we recognized net losses from continuing operations of $28,029 and $14,061 for the nine months ended September 30, 2026 and 2025, respectively.

Net Loss from Discontinued Operations

Net loss from discontinued operations related to the specialty beverage distribution business totaled $0 and $58,839 for the nine months ended September 30, 2026 and 2025, respectively.

Net Loss

As a result of the above, we recognized net losses of $28,029 and $72,900 for the nine months ended September 30, 2026 and 2025, respectively.

Liquidity and Capital Resources of the Company

Total and Current Assets

Total assets were $70,958 and $10,127 at September 30, 2026 and December 31, 2025, respectively, all current. Current assets consisted of $68,458 in cash and $2,500 in prepaid assets. Current assets as of December 31, 2025 totaled $10,127, consisting of $202 in cash, $9,300 in accounts receivable and prepaid assets of $625.

Total Liabilities

Total liabilities were $183,806 and $164,946 at September 30, 2026 and December 31, 2025, respectively. Total liabilities consist of current liabilities of $36,322 and $50,462 and non-current liabilities of $147,484 and $114,484 at September 30, 2026 and December 31, 2025, respectively.

Current Liabilities

Current liabilities totaled $36,322 and $50,462 as of as of September 30, 2026 and December 31, 2025, respectively. Current liabilities consisted of accounts payable and accrued expenses totaling $6,480 and $30,981, respectively, notes payable, related party totaling $10,000 and $0, and advances payable to related parties totaling $19,842 and $19,481, respectively.

Non-Current Liabilities

Non-current liabilities totaled $147,484 and $114,484 as of as of September 30, 2026 and December 31, 2025, respectively. Non-current liabilities consisted of a note payable of $114,484 and $114,484, respectively, and the non-current portion of notes payable to related parties totaling $33,000 and $0, respectively.

Net Cash Used in Operating Activities

During the nine months ended September 30, 2026, our operating activities used net cash of $44,744. Uses of cash during the nine months ended September 30, 2026 are mainly due to the $28,029 net loss as well as a $1,875 increase in prepaid assets and $24,501 decrease in accounts payable and accrued expenses. Uses are partially offset by a $9,300 decrease in accounts receivable and $361 increase in advances payable to related party.

During the nine months ended September 30, 2025, our operating activities used net cash of $55,464. Uses of cash during the nine months ended September 30, 2025 are mainly due to the $72,900 in net loss, offset by $9,437 net changes in operating assets and liabilities and $7,999 in non-cash loss on disposal of subsidiary.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2026 and 2025, we received $43,000 and $56,565 from notes and advances payable from related parties and $70,000 and $6,000 in cash from the sale of common stock, respectively. During the nine months ended September 30, 2026 and 2025, we repaid $0 and $83 in notes payable, respectively.

At September 30, 2026 we had working capital of $44,636 and a working capital deficit of $40,335 at December 31, 2025.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements of any kind for the nine months ended September 30, 2026 or 2025.

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

Accounts Receivable

Trade accounts receivable are recorded at invoiced amounts. Eyeonix does not provide any unusual contractual trade terms, sales incentive programs or discounts. Allowances for doubtful accounts are established for estimated losses resulting from the inability of customers to make required payments. Allowances are determined based on a review of specific customer accounts where collection is doubtful, as well as an assessment of the collectability of total receivables. Receivables are written off against the allowance when it is determined that the amounts will not be recovered.

Revenue Recognition

We recognize revenue in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Series Codification (“ASC”) 606, Revenue From Contracts With Customers (“ASC 606”), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. ASC 606 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. Accordingly, we recognize revenue based on the allocation of the transaction price to each performance obligation as each performance obligation in a contract is satisfied. We generated revenue from continuing operations from the sale of digital marketing services during the nine months ended September 30, 2026.

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

We carried out an evaluation under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026, the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2026 due to the material weakness in our internal controls over financial reporting, including our failure to design and maintain formal accounting policies, processes, and controls to analyze, and account for complex transactions as well as a need for additional accounting personnel who have the requisite experience in SEC reporting regulation.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the third quarter of 2026, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, which have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

EYEONIX AIQ, INC.

By:	/s/ George Athanasiadis
	Name:	George Athanasiadis
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Athanasiadis	Chief Executive Officer, President, Secretary and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	November 12, 2026
George Athanasiadis